Form 10QSB
period 2005-06-30
AMECS INC
filed 2005-09-20
CIK 1318820

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-123087

AMECS INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Yonge Street
Suite 1801
Toronto, Ontario
Canada M5E 1W7
(Address of principal executive offices)

(416) 879-4337
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

==========================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)
June 30, 2005

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	159	-
Prepaid deposit	29	8,140

Total Assets	188	8,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accrued liabilities	4,801	4,625
Due to a related party (Note 4)	16,205	9,985

Total Liabilities	21,006	14,610

Commitments and Contingencies (Note 1)

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.00001, 5,000,000 common shares issued and
outstanding	50	50

Donated Capital (Note 4(b))	6,000	-

Deficit Accumulated During the Development Stage	(26,868)	(6,520)

Total Stockholders' Deficit	(20,818)	(6,470)

Total Liabilities and Stockholders' Deficit	188	8,140

(The accompanying notes are an integral part of the financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated From
	Three Months	Six Months	December 28, 2004
	Ended	Ended	(Date of Inception) to
	June 30,	June 30,	June 30,
	2005	2005	2005
	$	$	$

Revenue	-	-	-

Expenses

Accounting and audit	3,161	5,761	10,261
Bank charges	35	76	111
Donated services (Note 4(b))	3,000	6,000	6,000
Legal and organizational costs	-	8,240	10,225
Office expenses	131	271	271

	6,327	20,348	26,868

Net Loss for the Period	(6,327)	(20,348)	(26,868)

Net Loss Per Share - Basic and Diluted	-	-	0.01

Weighted Average Shares Outstanding	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of the financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated From
	Three Months	Six Months	December 28, 2004
	Ended	Ended	(Date of Inception) to
	June 30,	June 30,	June 30,
	$	$	$

Cash Flows to Operating Activities

Net loss for the period	(6,327)	(20,348)	(26,868)

Item not involving cash

Donated service	3,000	6,000	6,000

Change in operating assets and liabilities

Decrease (increase) in deposit	-	8,111	(29)
Increase in accrued liabilities	976	176	4,801

Net Cash Used in Operating Activities	(2,351)	(6,061)	(16,096)

Cash Flows from Financing Activities

Advances from a related party	2,261	6,220	16,205
Proceeds from issuance of common stock	-	-	50

Net Cash Provided by Financing Activities	2,261	6,220	16,255

Increase (Decrease) in Cash	(90)	159	159

Cash - Beginning of Period	249	-	-

Cash - End of Period	159	159	159

Non-Cash Financing Activities	-	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of the financial statements)

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period From December 28, 2004 (Date of Inception) to June 30, 2005
(Expressed in U.S. dollars)
Unaudited

1.	Development Stage Company

Amecs Inc. herein (the "Company") was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Development Stage Companies". The Company's planned operation involves business-to-business e-commerce and is based in Toronto, Ontario, Canada. The Company proposes to create an electronic market place for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles that are coming off lease, offered as a trade-in or otherwise available. This electronic marketplace will be restricted to dealers and will not allow the general public to bid for the vehicles. The Company's business model is fee-based. The participants will pay the following fees to the Company for use of the service:

	(a)	Initial fee for registration as a participant
	(b)	Monthly fee for account maintenance
	(c)	Transaction fee for each time a bid is placed on a vehicle or a vehicle is added in the database, or for any other additional services

No commissions are charged on transactions facilitated by the Company

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the company. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company' s ability to continue as a going concern.

The President of the Company has advanced $16,205 to the Company for working capital purposes as of June 30, 2005. This amount is unsecured, non-interest bearing and due on demand. The Company will continue its activities to generate revenues and will also raise additional working capital, if necessary, through the sale of equity securities or the issuance of debt instruments. Operating expenses for the next twelve months are expected to increase over the current year.

The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission that was declared effective August 10, 2005. Pursuant to the filing of this amended SB-2, the Company plans to issue 2,000,000 common shares at $0.10 for total proceeds of $200,000.

2.	Summary of Significant Accounting Policies
	(a)	Basis of Accounting and Year End
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company' s year-end is December 31.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

	(c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period From December 28, 2004 (Date of Inception) to June 30, 2005
(Expressed in U.S. dollars)
Unaudited

2.	Summary of Significant Accounting Policies (continued)
(d) Financial Instruments

The fair values of the prepaid deposit, accrued liabilities and due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(e) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(f) Foreign Currency Translation

The Company's functional currency is the Canadian dollar and the reporting currency is the US dollar. Canadian dollar transactions are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(g) Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (" FASB" ) issued SFAS No. 154, " Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period From December 28, 2004 (Date of Inception) to June 30, 2005
(Expressed in U.S. dollars)
Unaudited

2.	Summary of Significant Accounting Policies (continued)
(g) Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, " Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" .. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company' s results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company' s operations and financial position for each have not been disclosed.

(h) Other Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period From December 28, 2004 (Date of Inception) to June 30, 2005
(Expressed in U.S. dollars)
Unaudited
2.	Summary of Significant Accounting Policies (continued)
(i) Revenue Recognition

The Company has not generated any revenue since inception on December 28, 2004. The Company will recognize revenue from initiation fees related to the processing of participant applications, monthly maintenance fees charged for maintaining participant accounts, advertisement placement fees charged to participants, bidding fees for each bid placed on the Company' s website and service fees if the Company becomes involved in organizing vehicle inspections and/or transportation of vehicles.

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (" SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

(j) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Common Shares

The Company issued 5,000,000 common shares to the President and sole shareholder at a price of $0.00001 per share for total proceeds of $50 during the fiscal year ended December 31, 2004.

4.	Related Party Transactions/Balances
(a)

The President of the Company advanced $16,205 to the Company, including $6,220 during the six months ended June 30, 2005 and $2,261 during the three months ended June 30, 2005. This amount is unsecured, non-interest bearing and due on demand.

(b)

The value of ongoing services provided by the sole officer of the Company is recorded at the fair market value and recorded as donated capital. During the three and six months ended June 30, 2005, a total of $3,000 and $6,000 was charged to operations, respectively.

5.	Accrued Liabilities

Accrued liabilities comprise $4,801 accrued for professional fees.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. The difference between the minimum and maximum amount relates only to website development; marketing and advertising; and attending trade shows. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our website to more potential advertisers. We will not begin operations until we raise money from our public offering.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to develop and profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing our offering, we intend to retain an outside web designer to begin development of the website. We also intend to contact car dealerships and seek strategic alliances. The negotiation of additional alliances with car dealerships and the refinement of the website will be ongoing during the life of our operations. As more dealerships are added, the number of offered sales or leases of vehicles will increase as well. This will cause us to have to continually upgrade our website. We believe that it will cost up to $15,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the completion of our public offering. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database.

Both upgrades will be ongoing during the life of our operations.

To develop our website we will need to successfully execute the following steps:

*	Develop the top level requirements for the BizWithEase market place.
*	Identify a qualified contractor to develop the website and database.
*	Together with the contractor create a specification for the work to be done.
*

Ensure that the architecture of the website and database provide for easy scalability to accommodate for increasing number of participants and growing volume of transactions if the business become successful.

*	Identify the service provider to host our website and database.
*	Supervise the development process and ensure that the website and database are developed to the agreed upon specification and on budget.

Our failure to succeed in each of the of the above steps, as well as any significant delay with completion of any of the above steps, will negatively affect our ability to conduct our business, generate revenue and may result in our inability to operate as a going concern.

3. As soon as our website is operational, which as we have said will be approximately 60 days from the completion of our public offering, we will begin to market our website in the Toronto area and through traditional sources such as magazines, newspaper advertising, telephone directories and flyers / mailers. We also intend to attend trade shows and conferences. We intend to initially target automobile dealers in the Toronto, Ontario geographical area to become potential users of our website. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $75,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

To complete this stage we will need consecutively execute the following steps:

*	Develop marketing materials, articulate our product offering and create a message we will approach the potential customers with.
*	Create a questionnaire in an open ended form that will allow ups to collect information on customers' needs.
*	Identify target customers for the campaign.
*	Approach potential customers and discuss our product offering with them.
*	Analyzing the results of the initial campaign.
*	Revisiting each steps above and conducting the next iteration of the campaign.

We have not yet identified the potential customers for our service and have no mailing list of potential clients. We cannot claim having sufficient knowledge and expertise on organizing marketing campaigns, advertising campaigns, web marketing and other marketing activities we plan to engage in on ongoing basis. We may need to attract third party contractors for organizing and executing our marketing campaign. If we fail to successfully market our services for whatever reason, our business plan may never materialize and we may seize to exist as a going concern.

4. As soon as we analyze the first results of our marketing and promotional campaign as outlined above and identify the services needed by our customers and the geographic location of the customers, we will begin sourcing out third parties capable of offering complementary services to our clients. The full list of complimentary services will be defined based on our analysis of the needs of pour customers following our initial marketing campaign. As geography of our operations grow, we expect our customers to be interested in such services as technical inspection and certification of a vehicle prior to its delivery to the city of the purchasing dealer, vehicle transportation, legal services and other services that may be of interest to our clients. Sourcing potential service providers for our clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. This activity is a complementary activity to our core business of facilitating trade between participants of our market place. The magnitude of this activity depends on the amount of money we manage to raise during our public offering.

5. Within 90 days from the initial launch of our website, we believe that we will begin generating fees from our customers conducting initial transactions through our website. At this time we intend to hire 1 or 2 part-time salesperson(s) to initiate telephone calls to potential clients. At this time we will establish the permanent office of the company. We believe that it will cost $5,000 to establish our office. The $5,000 includes leasing office space, communication equipment furniture and stationary. We intend to make a down payment on the equipment and finance the balance. Our president will personally guaranty any financing arrangement. All administrative duties will be handled by Alexei Gavriline, our president.

In summary, we should be in full operation and receiving orders within 100 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Until our website is fully operational, we do not believe that clients will use www.BizWithEase.com market place. We believe, however, that once our website is operational and we are able to address our customer's business needs they will begin utilizing our services.

If we are unable to develop a website that addresses the needs of the market participants, or if we are unable to attract sufficient number of customers to our electronic marketplace, we may not generate any revenue whatsoever.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to attract sufficient number of participants to our market place to make this electronic market place the market of choice for our customers. Our initial estimates show that to become profitable we will need to attract at least 100 active participants transacting with each other at least once a week. Failure to attract sufficient number of participants will result in inefficiency of our electronic marketplace and will lead to its eventual closure. Therefore, within relatively short time, we have to locate and attract significant number of participants for our market place. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 28, 2004 to June 30, 2005

During the period from inception we incurred audit and legal fees related to preparation of our registration statement. We have reserved the domain name "www.bizwithease.com." Our net loss from inception to June 30, 2005 is $26,868 of which $10,225 is for legal and organization costs; $10,261 is for accounting and auditing fees; $382 is for bank charges and office expenses; and, $6,000 is for a non-cash charge representing donated services by our president. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.00 in cash.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient number of customers to participate in our electronic market place or if we fail to develop this electronic market place in a timely fashion, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

Our sole officer and director is willing to commit to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

If we do not raise the minimum amount of our public offering, we will cease operations.

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of June 30, 2005, our total assets were $188 and our total liabilities were $21,006 comprised of $16,205 owed to Alexei Gavriline, our sole director and president, for payments made for audit and accounting fees and to our attorney, Conrad C. Lysiak, for services relating to incorporation of the company and preparation of the Company's registration statement, and accrued liabilities of $4,801 for the accounting services rendered. As of June 30, 2005, we had cash of $159. We will repay Mr. Gavriline from the proceeds of our public offering.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Alexei Gavriline, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or, to the Company's knowledge, in other factors that could affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 10, 2005, our Form SB-2 registration statement (SEC file no. 333-123087) was declared effective by the SEC. As of that date, we have not raised any funds in our public offering. There was no underwriter involved in our public offering.

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of September, 2005.

AMECS INC.
(Registrant)

BY:	/s/ Alexei Garviline
Alexei Gavriline
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors