Form 10QSB
period 2005-09-30
AMECS INC
filed 2005-11-04
CIK 1318820

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

As of November 4, 2005 the Company had 5,000,000 shares of common stock outstanding.

=======================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)
September 30, 2005

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Balance Sheets
 (Expressed in U.S. dollars)

	September 30, 2005 $ (unaudited)	December 31, 2004 $ (audited)

ASSETS

Current Assets

Cash	83	-
Prepaid deposit	29	8,140

Current Assets	112	8,140

Other Assets

Cash held in a segregated account (Note 6)	69,944	-

Total Assets	70,056	8,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	289	-
Accrued liabilities (Note 5)	4,188	4,625
Subscriptions received (Note 6)	69,944	-
Due to a related party (Note 4)	29,988	9,985

Total Liabilities	104,409	14,610

Commitments and Contingencies (Note 1)

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.00001, 5,000,000 common shares issued and outstanding	50	50

Donated Capital (Note 4(b))	9,000	-

Deficit Accumulated During the Development Stage	(43,403)	(6,520)

Total Stockholders' Deficit	(34,353)	(6,470)

Total Liabilities and Stockholders' Deficit	70,056	8,140

(The accompanying notes are an integral part of these financial statements)

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Statements of Operations
 (Expressed in U.S. dollars)
(unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Accumulated From December 28, 2004 (Date of Inception) to September 30, 2005
	$	$	$

Revenue	-	-	-

Expenses

Accounting and audit	2,294	8,055	12,555
Bank charges	74	150	185
Donated services (Note 4(b))	3,000	9,000	9,000
Legal and organizational costs	10,134	18,374	20,359
Office expenses	432	703	703
Travel expenses	601	601	601

	16,535	36,883	43,403

Net Loss for the Period	(16,535)	(36,883)	(43,403)

Net Loss Per Share - Basic and Diluted	-	(0.01)	(0.01)

Weighted Average Shares Outstanding	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
 (Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended September 30, 2005	Accumulated From December 28, 2004 (Date of Inception) to September 30, 2005
	$	$

Cash Flows to Operating Activities

Net loss for the period	(36,883)	(43,403)

Item not involving cash

Donated service	9,000	9,000

Change in operating assets and liabilities

Decrease (increase) in deposit	8,111	(29)
Increase (decrease) in accounts payable and accrued
liabilities	(148)	4,477

Net Cash Used in Operating Activities	(19,920)	(29,955)

Cash Flows from Investing Activities

Cash deposited in a segregated account	(69,944)	(69,944)

Cash Flows from Financing Activities

Advances from a related party	20,003	29,988
Proceeds from share subscriptions	69,944	69,944
Proceeds from issuance of common stock	-	50

Net Cash Provided by Financing Activities	89,947	99,982

Increase in Cash	83	83

Cash - Beginning of Period	-	-

Cash - End of Period	83	83

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these financial statements)

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
 (Expressed in U.S. dollars)
(Unaudited)

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
	(c)	Transaction fee for each time a bid is placed on a vehicle or a vehicle is added in the database, or for any other additional services

No commissions are charged on transactions facilitated by the Company

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the company. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

The President of the Company has advanced $29,988 to the Company for working capital purposes as of September 30, 2005. This amount is unsecured, non-interest bearing and due on demand. The Company will continue its activities to generate revenues and will also raise additional working capital, if necessary, through the sale of equity securities or the issuance of debt instruments. Operating expenses for the next twelve months are expected to increase over the current year.

The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission that was declared effective August 10, 2005. Pursuant to the SB-2, the Company is offering up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered is 1,000,000 and the maximum is 2,000,000 common shares. The offering price is $0.10 per common share. In the event that 1,000,000 shares are not sold within 180 days, the Company may at its discretion, extend the offering for an additional 90 days. In the event that 1,000,000 shares are not sold within the 180 days, or within the additional 90 days if extended, all funds received by the Company will be returned to each subscriber without interest or deduction of any kind. If at least 1,000,000 shares are sold within 180 days, or within the additional 90 days, if extended, the Company will retain all funds received and there will be no refund to subscribers. Funds will be segregated and held in a separate bank account. As of September 30, 2005 the Company has raised $69,944.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting and Year End
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company's year-end is December 31.

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(b)	Use of Estimates

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

	(c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents

	(d)	Financial Instruments

The fair values of the prepaid deposit, accrued liabilities, amount held in the segregated account and due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
	(g)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

	(h)	Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(i)	Revenue Recognition

The Company has not generated any revenue since inception on December 28, 2004. The Company will recognize revenue from initiation fees related to the processing of participant applications, monthly maintenance fees charged for maintaining participant accounts, advertisement placement fees charged to participants, bidding fees for each bid placed on the Company's website and service fees if the Company becomes involved in organizing vehicle inspections and/or transportation of vehicles.

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

	(j)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Financial Statement Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Common Shares

The Company issued 5,000,000 common shares to the President and sole shareholder at a price of $0.00001 per share for total proceeds of $50 during the fiscal year ended December 31, 2004.

4.	Related Party Transactions/Balances
(a)

The President of the Company advanced $29,988 to the Company, including $20,003 during the nine months ended September 30, 2005 and $13,783 during the three months ended September 30, 2005. This amount is unsecured, non-interest bearing and due on demand.

(b)

The value of ongoing services provided by the sole officer of the Company is recorded at the fair market value and recorded as donated capital. During the three and nine months ended September 30, 2005, a total of $3,000 and $9,000 was charged to operations, respectively.

5.	Accrued Liabilities

Accrued liabilities represent $3,229 accrued for professional fees.

6.	Public Offering of Common Stock

The Company is offering up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered is 1,000,000 and the maximum is 2,000,000 common shares. The offering price is $0.10 per common share. In the event that 1,000,000 shares are not sold within 180 days, the Company may at its discretion, extend the offering for an additional 90 days. In the event that 1,000,000 shares are not sold within the 180 days, or within the additional 90 days if extended, all funds received by the Company will be returned to each subscriber without interest or deduction of any kind. If at least 1,000,000 shares are sold within 180 days, or within the additional 90 days, if extended, the Company will retain all funds received and there will be no refund to subscribers. Funds will be segregated and held in a separate bank account. As of September 30, 2005 the Company has raised $69,944.

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

To complete this stage we will need consecutively execute the following steps:

*	Develop marketing materials, articulate our product offering and create a message we will approach the potential customers with.
*	Create a questionnaire in an open ended form that will allow ups to collect information on customers' needs.
*	Identify target customers for the campaign.
*	Approach potential customers and discuss our product offering with them..
*	Analyzing the results of the initial campaign.
*	Revisiting each steps above and conducting the next iteration of the campaign.

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

Results of operations

From Inception on December 28, 2004 to September 30, 2005

During the period from inception we incurred audit and legal fees related to preparation of our registration statement. We have reserved the domain name "www.bizwithease.com." Our net loss from inception to September 30, 2005 is $43,403 of which $20,359 is for legal and organization costs; $12,555 is for accounting and auditing fees; $1,489 is for bank charges, travel and office expenses; and, $9,000 is for a non-cash charge representing donated services by our president. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

As of September 30, 2005, our total assets were $70,056 and our total liabilities were $104,409 comprised of $29,988 owed to Alexei Gavriline, our sole director and president, for payments made for audit and accounting fees and to our attorney, Conrad C. Lysiak, for services relating for incorporation and preparation of the Company's registration statement, $69,944 representing proceeds from issuing common stock held in a segregated account until the minimum of 100,000 shares is sold, accounts payable of $289 and accrued liabilities of $4,188 for the professional fees incurred. As of September 30, 2005, we had cash of $83. We will repay Mr. Gavriline from the proceeds of our public offering.

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

PART II.   OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 10, 2005, our Form SB-2 registration statement (SEC file no. 333-123087) was declared effective by the SEC. Pursuant to the SB-2, the Company is offering up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered is 1,000,000 and the maximum is 2,000,000 common shares. The offering price is $0.10 per common share. In the event that 1,000,000 shares are not sold within 180 days, the Company may at its discretion, extend the offering for an additional 90 days. In the event that 1,000,000 shares are not sold within the 180 days, or within the additional 90 days if extended, all funds received by the Company will be returned to each subscriber without interest or deduction of any kind. If at least 1,000,000 shares are sold within 180 days, or within the additional 90 days, if extended, the Company will retain all funds received and there will be no refund to subscribers. Funds will be segregated and held in a separate bank account. As of September 30, 2005 the Company has raised $69,944

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2005.

AMECS INC.
(Registrant)

BY:	/s/ Alexei Gavriline
Alexei Gavriline
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors