Form 10KSB
period 2005-12-31
AMECS INC
filed 2006-02-28
CIK 1318820

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-123087

AMECS INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0446287
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Yonge Street
Suite 1801
Toronto, Ontario
Canada M5E 1W7
(Address of principal executive offices)

(416) 879-4337
(Registrant's telephone number, including area code)

Check whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

============================================================================================

State issuer's revenues for its most fiscal year December 31, 2005: $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 24, 2006: $100,765.

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 24, 2006:   6,007,650.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Nevada on December 28, 2004. We have not started operations. We are developing a website (www.BizWithEase.com) that will serve as an electronic market place for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles coming of lease, offered as a trade-in or other vehicles that may be offered on the website. This electronic market place will be restricted to dealers and will not allow general public to bid for the vehicles. We intend to eliminate inefficiencies currently existing in the wholesale market for used vehicles and thereby enable our customers to increase their profitability. We intend to build and support the software and, possibly, hardware infrastructure necessary to operate this electronic market place and will act as a mediator. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511.

Our business office is located at 1 Yonge Street, Suite 1801, Toronto, Ontario, Canada M5E 1W7. We are using services of Telsec Business Center Inc. At present we are using only the mail service at a monthly cost of CDN$30 and rent boardrooms and office space on as needed basis at standard rates charged by Telsec Business Center Inc. Our phone number is (416) 879-4337.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We plan on beginning our operations in sixty days from the date of this annual report. Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Products/Services

We intend to offer to our customers a market place where the market participants can offer and bid for the used vehicles offered for sale. Our target market will be made up of retail and wholesale automotive dealerships. We will define a set of rules governing how trades are conducted on our electronic marketplace and plan to screen every applicant to be admitted to trade on our website. Our ability to ensure efficiency of our electronic market place and secure reliability of trading partners will be the key elements for success of our business.

We intend to offer the following services:

Supporting the market place and facilitating the trades
-     Listing of the offered for sale vehicle on our website.
-     Notifying customers when a vehicle with particular characteristics becomes available
-     Collecting and processing bids for offered vehicles
-     Facilitating the information exchange between market participants

We will act as an organizer and a mediator of our electronic market place.

Admission services and maintenance
-     Screening of the applicants
-     Periodic reviews of each participant standing
-     Rating of participants based on number of trades conducted and the average value of a trade.

We intend to carefully select the participants for our electronic market place to try to ensure that each participant is comfortable doing business with every other participant admitted to conduct business through our website.

Complimentary services
-     Recommending companies engaged in vehicle transportation
-     Recommending companies capable of providing vehicle inspection at the seller's site
-     Recommending other services that may be required by the market participants

Since our customers will be geographically dispersed we anticipate demand for services such as on site inspection and transportation of the purchased vehicle. We will assist our clients in these aspects of their business via selecting organizations capable of delivering necessary services in the most reliable and cost-efficient way, negotiating with these organizations special discounts for participants of our market place and recommending these organizations to our customers.

Data collection and data analysis

We intend to collect and store information on all aspects of each trade conducted through our website. In the future, we intend to process and analyze this information and create periodic reports that may be of interest to our customers as well as to other parties.

Website

Currently our website is undeveloped. We have engaged in the negotiations with an outside conractor to develop our website. We intend to design the website that it will enable our customers to access the product database without knowledge of special languages or tools such thereby allowing us to implement our operations and transact the sale of our products and services online in a secure and reliable environment.

The www.BizWithEase.com website will become the virtual business card and for the company as well as its online "home." We intend to provide information about us and the variety of services that we offer.

We believe that the section of the website related to the online market place will be password protected and restricted only to the registered and approved participants. To conduct transactions on our website the participants will have to be screened and assigned ID and passwords.

To notify our customers about items of interest as soon as they appear on the market, we intend to employ some sort of a "push" technology whereby our users will be able to receive notifications and place their bids not only through their computers, but also through their mobile phones, wireless personal digital assistants (PDAs) and other mobile devices they may have.

The website will also exhibit links to the service providers that we have entered into alliances with and may have a section featuring our clients businesses and case studies. In the future, the website may also feature a shop where the visitors will be able to purchase intelligence reports on the industry.

The website will be a simple, well-designed site targeted to the participants and potential participants of our electronic market place. We expect that majority of our customers do not have high speed Internet connection and therefore our site will not feature much of the Flash and/or similar technology requiring heavy downloads of data. We expect the site to be laconic, fast to download, easy to navigate and easy to conduct business transactions on.

We have had no material business operations since inception on December 28, 2004. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become a market place for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles coming of lease, offered as a trade-in or other vehicles.

Marketing Strategy

The participants of our target market can be divided in three groups. The first group consists of large dealerships focused on wholesale operations with the off-lease vehicles and other used vehicles. The second group is comprised of franchised dealerships selling new and used vehicles. The third group is represented by smaller shops specializing on re-sales of used vehicles to general public.

We intend to approach different market participants with tailored messages that would emphasize the benefits of our services to a particular group of customers.

Very often a purchase of a new vehicle involves a sale of the old vehicle. This process is known as trade-in. If the old vehicle is offered as a trade-in to a franchised dealership, the dealer must quickly appraise the vehicle and effectively purchase it at this estimated price from the customer. If the traded-in vehicle is appraised too low, the customer may walk away. If the vehicle is appraised too high, the dealer loses money.

The risks associated with the appraising and further sale of traded-in vehicles can be eliminated or significantly lowered if this vehicle is pre-sold before the transaction with the purchaser of a new vehicle is completed. We expect that this can be achieved through our electronic market place www.BizWithEase.com. We expect that by utilizing our market place, the dealer will be able to offer the traded-in vehicle to a large number of market participants in real time and while still negotiating the other aspects of deal with the customer, such as purchase of the new vehicle, optional features, financing etc. Thus, the dealer can potentially receive an offer for the traded-in vehicle from another market participant before the purchase of the new vehicle is completed. Therefore to the franchised dealerships we will market the ease with which a vehicle can be added to the database and the speed at which this new information is delivered to the potential buyers who, in turn, will be bidding for this vehicle as soon as it appears on the system.

The dealers engaged in the wholesale operations act as distributors for smaller shops servicing general public. Often wholesalers would purchase traded-in or off-lease vehicles and offer them to their clients. Among other things wholesalers extract value form the differences in prices on particular types of vehicles in different geographic regions. For the wholesalers, participating in our electronic market place will ensure their timely access to the information on the latest vehicles offered for sale as well as access to dealerships from various geographic regions who may be interested in a particular type of vehicle. This access to information and ability to conduct transactions quickly and with reliable parties will ensure greater efficiency of a wholesaler operations and should result in greater profitability and higher capital turnover. We intend to tailor our marketing message to the wholesalers to emphasize these advantages of their participation in our electronic market place www.BizWithEase.com

Our message to the smaller automotive dealerships specializing in retailing used vehicles to the general public will be built around the fact that by participating in our electronic market place they will gain much greater access to the used vehicles offered for sale as well as to their ability to get rid of those vehicles that are not in demand in their particular region.

All the marketing messages will be delivered through our website. In addition, we plan to involve third party contractors who on commission basis would approach our target customers in their region and conduct sale on our behalf.

We plan to attend industry trade shows and events, participate in industry associations and use any other available to us ways of marketing our services and www.BizWithEase.com website to our target audience.

Initially we will aggressively court the database of potential prospects provided by our president, Alexei Gavriline, in order to attract initial participants for our electronic market place. We also intend to attract and add new clients through our website.

Other methods of communication will include:

*	Email mailings - regular e-mailings to potential customers with updated company information and special offers.
*	Direct mail - brochures and newsletters.
*

Visitor pass - potential customers with excellent reputation in the industry will be offered a guest user ID and password that would allow them to see and appreciate dynamics of www.bizwithease.com but will restrict them from placing bids and offering vehicles for sale.

*	Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

Website Marketing Strategy

Web marketing will start with our known contacts whom we will invite to participate in our market place and will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

Initially, we intend to generate revenue from the following sources:

  Initiation fee - we will charge this fee for processing the application of a potential participant, screening the application, checking credit history of the applicants and creating the applicant profile.

  Monthly maintenance fee - we will charge this fee for a maintaining the account of each particular participant.

  Advertisement placement fee - we will charge this fee for each new vehicle entered in the database by a market participant.

  Bidding fee - we will charge a fee for each bid placed on our website.

  Service fee - this fee will be charged if we become engaged in organizing vehicle inspection, transporting the vehicle and other services rendered by associated service providers. This will be a flat fee charged on top of the fees charged by the service provider.

Our revenue model is fee-based. We intend not to charge any commission on transactions conducted on our electronic market place. The fees will be known in advance and we will invoice our customers on a monthly basis.

Depending on the type of the bid, the bids placed on our website will represent participant's intent or obligation to buy a vehicle. However the monetary transactions will be conducted between market participants directly.

Competition

The electronic commerce market is intensely competitive. We expect competition to continue to intensify in the future.

In addition to companies engaged in electronic commerce, our competitors include brick-and-mortar companies engaged in facilitating trades between various participants of our target market.

Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

There is at least one competitor, Autosoldnow Inc., with a business model very similar to ours. This competitor has already established its online presence and secured accounts of many potential customers of AMECS Inc.

Most of the automotive dealers have their own websites and upon initiating our website operations, we will be competing with the foregoing. There are largely popular websites, such as www.autotrader.com and www.autotrader.ca advertising used vehicles to the general public. We intend to differentiate ourselves by restricting our audience to professionals, offering ability to advertise a vehicle for sale in an easy and timely fashion, channeling this information on newly offered vehicles to interested parties and facilitating trades between participants who were admitted to the market place based on their credit history and reputation.

The market for used vehicles is a well-established and old market. There are proven ways to conduct transactions and it may prove difficult for us to change the ways in which these transactions are conducted. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Many of our target customers are well-established and profitable organizations with great records of success. They may not trust us their business and prefer using the old proven ways of operations. The success of our electronic market place will depend on our ability to attract reliable and creditworthy participants with good reputation within industry. However, since we have not started operations, we cannot compete on the basis of our own reputation. We do expect to compete on the basis of the quality of services that we intend to provide and ease and convenience of conducting business through www.BizWithEase.com.

Marketing

We intend to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a any claim, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are in a start-up stage of development and currently have no employees, other than our sole officer and director. We intend to hire additional employees and involve independent consultants on an as needed basis.

Offices

Our business offices are located at 1 Yonge Street, Suite 1801, Toronto, Ontario Canada M5E 1W7. We are using services of Telsec Business Center Inc. At present we are using only the mail service at a monthly cost of CDN$30 and rent boardrooms and office space on as needed basis at standard rates charged by Telsec Business Center Inc. Our phone number is (416) 879-4337.

Upon the completion of our public offering, we intend to establish an office elsewhere. As of the date of this annual report, we have not sought or selected a new office site.

Government Regulation

We intend to comply with all laws regulating our activities. As of the date of this annual report, we have not sought legal advice on the laws regulating our activities. We intend to retain an attorney to advise us on pertinent legal matters on an as needed basis. As of the date of this annual report, we have not selected such attorney. Given our very limited knowledge of the laws and legal issues that may adversely affect our business, we can not be certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our products and services.

Risks associated with AMECS INC.

  Because our auditors have issued a going concern opinion, there is substantial doubt we will continue operations in which case you could lose your investment.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

  We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose you investment.

  We were incorporated in December 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2005 is $54,962. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate car dealerships that will use our services
*	our ability to generate revenues through the sale of our services

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

  If we do not attract clients, we will not make a profit and as a result you could lose your investment.

  We have no clients. We have not identified any clients and we cannot guarantee we ever will have any clients . We have not conducted any market research in the acceptance of our services. Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

  If we do not make a profit, we may have to suspend or cease operations and you will lose your investment.

  Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations and you will lose your investment.

  Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations and you will lose your investment.

  Our sole officer and director, Alexei Gavriline, will only be devoting limited time to our operations. Alexei Gavriline, our president and sole director will be devoting approximately 10 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. As a result, you could lose your investment.

  Because our sole officer and director does not have prior experience in the marketing of products or services via the Internet, we may have to hire individuals or suspend or cease operations and you could lose your investment.

  Because our sole officer and director does not have prior experience in the marketing of products or services via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

  Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

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

  Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

  We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

  Because we are small and have no employees other that our sole officer and director, we will have difficulty in competing with more well established entities that are currently facilitating used vehicles trades between auto dealers, our potential revenues could be effectively reduced.

  We are a small start-up business with one employee, our sole officer and director, who will be devoting limited time to our operations. As a result, we will have difficulty competing with more well established entities that have substantially more assets and personnel than we do. As a result, our potential revenues could be effectively reduced.

  Because our sole officer and director who is also our sole promoter owns 83.23% of the total outstanding common stock, he retains control of us and is able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares.

  Mr. Gavriline owns 5,000,000 shares of our common stock. As a result, Mr. Gavriline is able to elect all of our directors and control our operations, which could decrease the price and marketability of the shares.

  Because there is no public trading market for our common stock, you may not be able to resell your stock.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 6,007,650 shares of common stock outstanding as of December 31, 2005, 5,000,000 shares were owned by Mr. Gavriline. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 31, 2005, there were 82 holder of our common stock.

Status of our public offering

On August 10, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-123087, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of our annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations ninety days from the date of this annual report.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes-Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Our plan is to profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

  We have engaged in negotiations with an outside web designer to begin development of the website. We also intend to contact car dealerships and seek strategic alliances. The negotiation of additional alliances with car dealerships and the refinement of the website will be ongoing during the life of our operations. As more dealerships are added, the number of offered sales or leases of vehicles will increase as well. This will cause us to have to continually upgrade our website. We believe that it will cost up to $15,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within sixty days from the completion of our public offering. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database.

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

  As soon as our website is operational, which we expect to happen approximately sixty days from the date of this annual report, we will begin to market our website in the Toronto area and through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We also intend to attend trade shows and conferences. We intend to initially target automobile dealers in the Toronto, Ontario geographical area to become potential users of our website. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $15,000 for our marketing campaign.

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

  Within ninety days from the initial launch of our website, we believe that we will begin generating fees from our customers conducting initial transactions through our website. At this time we intend to hire one or two part-time salesperson(s) to initiate telephone calls to potential clients. At this time we will establish the permanent office of the company. We believe that it will cost $5,000 to establish our office. The $5,000 includes leasing office space, communication equipment furniture and stationary. We intend to make a down payment on the equipment and finance the balance. Our president will personally guaranty any financing arrangement. All administrative duties will be handled by Alexei Gavriline, our president.

In summary, we should be in full operation and receiving orders within 100 days of the date of this report. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on December 28, 2004 to December 31, 2005

Our net loss from inception to December 31, 2005 is $54,962 of which $3,491 is for general and administrative expenses; $39,471 is for professional fees; and, $12,000 is for a non-cash charge representing donated services by our president.

On August 10, 2005, our Form SB-2 registration statement (SEC file no. 333-123087) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.10 per common share.

On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$0
Database	$0
Marketing and advertising	$0
Repayment of debt	$0
Establishing an office	$0
Audit, accounting and filing fees	$2,680
Attending industry trade shows	$0
Legal Advice	$873
Working capital	$1,380

Liquidity and capital resources

We believe we have adequate cash to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient number of customers to participate in our electronic market place or if we fail to develop this electronic market place in a timely fashion, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

As of December 31, 2005, our total assets were $95,288 and our total liabilities were $ 38,983 comprised of accrued liabilities consisting of amounts owing for professional fees of $5,758; and, $33,225 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of December 31, 2005, we had cash of $95,259.

PART III

ITEM 7.     FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)

December 31, 2005

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Amecs Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Amecs Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2005 and the period from December 28, 2004 (Date of Inception) to December 31, 2004 and accumulated from December 28, 2004 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Amecs Inc. (A Development Stage Company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and the period from December 28, 2004 (Date of Inception) to December 31, 2004 and accumulated from December 28, 2004 (Date of Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS
Vancouver, Canada
February 7, 2006

Index

Amecs Inc.
(A Development Stage Company)
Balance Sheets
 (Expressed in U.S. dollars)

	December 31, 2005 $	December 31, 2004 $

ASSETS

Current Assets

Cash	95,259	-
Prepaid expense	29	8,140

Total Assets	95,288	8,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities (Note 3)	5,758	4,625
Due to a related party (Note 4(a))	33,225	9,985

Total Liabilities	38,983	14,610

Commitments and Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.00001, 6,077,650 and 5,000,000 common shares issued and outstanding, respectively	60	50

Additional paid-in capital	99,207	-

Donated Capital (Note 4(b))	12,000	-

Deficit Accumulated During the Development Stage	(54,962)	(6,520)

Total Stockholders' Equity (Deficit)	56,305	(6,470)

Total Liabilities and Stockholders' Equity (Deficit)	95,288	8,140

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statements of Operations
 (Expressed in U.S. dollars)

	Year Ended December 31, 2005	From December 28, 2004 (Date of Inception) to December 31, 2004	Accumulated From December 28, 2004 (Date of Inception) to December 31, 2005
	$	$	$

Revenue	-	-	-

Expenses

Donated services (Note 4(b))	12,000	-	12,000
General and administrative	3,456	35	3,491
Professional fees	32,986	6,485	39,471

	48,442	6,520	54,962

Net Loss for the Period	(48,442)	(6,520)	(54,962)

Net Loss Per Share - Basic and Diluted	(0.01)	-

Weighted Average Shares Outstanding	5,033,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
 (Expressed in U.S. dollars)

	Year Ended December 31, 2005	From December 28, 2004 (Date of Inception) to December 31, 2004	Accumulated From December 28, 2004 (Date of Inception) to December 31, 2005
	$	$	$

Cash Flows to Operating Activities

Net loss for the period	(48,442)	(6,520)	(54,962)

Item not involving cash

Donated services	12,000	-	12,000

Change in operating assets and liabilities

Decrease (increase) in prepaid deposit	8,111	(8,140)	(29)
Increase in accrued liabilities	1,133	4,625	5,758

Net Cash Used in Operating Activities	(27,198)	(10,035)	(37,233)

Cash Flows from Financing Activities

Advances from a related party	23,240	9,985	33,225
Net proceeds from issuance of common shares	99,217	50	99,267

Net Cash Provided by Financing Activities	122,457	10,035	132,492

Increase in Cash	95,259	-	95,259

Cash - Beginning of Period	-	-	-

Cash - End of Period	95,259	-	95,259

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to December 31, 2005
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - December 28, 2004 (Date of Inception)	-	-	-	-	-	-

Common stock issued for cash at $0.00001 per share	5,000,000	50	-	-	-	50

Net loss for the period	-	-	-	-	(6,520)	(6,520)

Balance - December 31, 2004	5,000,000	50	-	-	(6,520)	(6,470)

Common stock issued for cash at $0.10 per share	1,007,650	10	100,755	-	-	100,765

Share issuance costs	-	-	(1,548)	-	-	(1,548)

Donated services	-	-	-	12,000	-	12,000

Net loss for the period	-	-	-	-	(48,442)	(48,442)

Balance - December 31, 2005	6,007,650	60	99,207	12,000	(54,962)	56,305

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
 (Expressed in U.S. dollars)

  Development Stage Company

  Amecs Inc. (the "Company") was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Development Stage Companies". The Company's planned operation involves business-to-business e-commerce and is based in Toronto, Ontario, Canada. The Company proposes to create an electronic market place for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles that are coming off lease, offered as a trade-in or otherwise available. This electronic marketplace will be restricted to dealers and will not allow the general public to bid for the vehicles. The Company's business model is fee-based. The participants will pay an initial fee for registration as a participant, a monthly fee for account maintenance and transaction fee for each time a bid is placed on a vehicle or a vehicle is added in the database, or for any other additional services. No commissions are charged on transactions facilitated by the Company.

  The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at December 31, 2005, the Company has an accumulated deficit of $54,962. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

  The President of the Company has advanced $33,225 to the Company for working capital purposes as of December 31, 2005. This amount is unsecured, non-interest bearing and due on demand. The Company will continue its activities to generate revenues and will also raise additional working capital, if necessary, through the sale of equity securities or the issuance of debt instruments. Operating expenses for the next twelve months are expected to increase over the current year.

  The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission that was declared effective August 15, 2005. Pursuant to the SB-2, the Company offered up to 2,000,000 common shares in a public offering. During the year ended December 31, 2005 the Company received cash proceeds of $100,765 and issued 1,007,650 common shares at $0.10 per share.

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

  (c)     Cash and cash equivalents
  The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash.

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  (d)     Financial Instruments
  The fair value of the prepaid expense, accrued liabilities and due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

  (g)     Reclassification
  Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

  (h)     Recent Accounting Pronouncements
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

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  (h)     Recent Accounting Pronouncements (continued)
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

  (i)     Other Comprehensive Loss
  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  (j)     Revenue Recognition
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

  Accrued Liabilities

  Accrued liabilities consist of amounts owing for professional fees of $5,758 (2004 - $4,625).

  Related Party Transactions

    The President of the Company advanced $23,240 (2004 - $9,985) to the Company for working capital purposes and payment of expenses. The total amount advanced of $33,225 is unsecured, non-interest bearing and due on demand.

    During the year ended December 31, 2005, management services with a fair value of $12,000 (2004 - $nil) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital.

    In December 2004, the Company issued 5,000,000 common shares to the President of the Company at a fair value of $0.00001 per share for cash proceeds of $50.

  Common Shares

    In December 2005, the Company issued 1,007,650 common shares at a fair value of $0.10 per share for cash proceeds of 99,217, net of issuance costs of $1,548.

    In December 2004, the Company issued 5,000,000 common shares to the President of the Company at a fair value of $0.00001 per share for cash proceeds of $50.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $43,000, which commence expiring in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $12,830 and $2,220 respectively.

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

  Income Taxes (continued)

  The components of the net deferred tax asset at December 31, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	December 31,	December 31,
	2005	2004
	$	$

Net Operating Losses	43,000	6,520

Statutory Tax Rate	35%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	15,050	2,220

Valuation Allowance	(15,050)	(2,220)

Net Deferred Tax Asset	-	-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2005, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

  Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

  Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Alexei Gavriline	41	president, chief executive officer, secretary/treasurer, chief financial officer, chief accounting officer, and the sole member of the board of directors
1 Yonge Street, Suite 1801
Toronto, ON M9C 3M8

The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our sole officer and director

Alexei Gavriline - President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and our sole director.

Since our inception on December 28, 2004, Mr. Gavriline has served as our sole officer in the capacities of principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and as our sole director. Since May 2004, Mr. Gavriline has served as vice president of Channel Management at HSTC Canada located in Toronto, Ontario. HSTC is a privately owned corporation involved in development system solutions that identify, track, and communicate simultaneously with people, vehicles, and assets from a central or remote location. From August 2000 to April 2004, Mr. Gavriline held various senior and executive mangement positions at PowerLOC Technologies Inc., a Canadian corporation involved in the development of enabling technologies for telematix, vehicle tracking and recovery, navigation and similar applications. From April 1997 to August 2000, Mr. Gavriline worked as an independent management consultant specializing in strategic business development, strategic planning and financing of start-up companies. From January 1990 to March 1997, Mr. Gavriline managed Elitar Ltd., a Russian corporation which he owned which was engaged in the business of information technology consulting, financial services, manufacturing and distribution. Mr. Gavriline holds an MBA degree from Schulich School of Business, York University and a Bachelor of Science degree in computer science and applied mathematics from Kiev Military Academy of Aviation Engineering.

Mr. Gavriline, our president, will be devoting approximately ten hours a week of his time to our operations. Once we begin operations, and are able to attract more and more clients to use our services, Mr. Gavriline will commit more time as required. Because Mr. Gavriline will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Conflicts of Interest

Mr. Gavriline has no conflicts of interest with our operations.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

Our Company is not currently subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on December 28, 2004 through December 31, 2005, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
Names				Other	Under	Restricted		Other
Executive				Annual	Options/	Shares or		Annual
Officer and				Compen-	SARs	Restricted	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Alexei Gavriline	2005	0	0	0	0	0	0	0
President,	2004	0	0	0	0	0	0	0
Secretary/Treasurer,	2003	0	0	0	0	0	0	0
Director

We have no employment agreements with any of our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our sole director does not receive any compensation for serving as a member of the board of directors.

Desparity between the offering price and the price Mr. Gavrriline paid for his shares

In December 2004, Mr. Gavriline, our sole officer, director and founder, purchased 5,000,000 shares of our common stock in consideration of of $0.00001 per share (par value). Mr. Gavriline became our sole shareholder and is currently our sole shareholder. The shares were purchased by Mr. Gavriline in his capacity as our shareholder. The shares were not issued to Mr. Gavriline in connection with his employment. If Mr. Gavrline resigned as an officer and director tomorrow, he would continue to own the shares.

Further, at the time the shares were issued to Mr. Gavriline, we had no assets and our shares were not traded anywhere. Accordingly there was no market for the shares. Today, there is no market for the shares.

The price of the shares to the public was arbitrarily determined in order for us to raise a minimum of $100,000 and a maximum of $200,000 in the offering. The offering price bears no relationship whatsoever to our assets, earnings, book value or other criteria of value. Mr. Gavriline decided he wanted to own not less than 70% of our outstanding shares after the offering was completed. Also, Mr. Gavriline was unwilling to pay more than par value, or $0.00001 per share or a total of $50 for 5,000,000 shares of common stock. Finally, Mr. Gavriline determined that he believed he could sell the shares in this public offering at a price of $0.10 per share. Based upon the foregoing, the number of shares to be offered and the price per share was determined entirely by Mr. Gavriline.

At the time the shares were issued to Mr. Gavriline in December 2004, we believed the price to Mr. Gavriline was fair. We owned no assets. As such par value may actually be considered to be more than fair. Between December 28, 2004 and March 25, 2005 the only events that occurred was the preparation of the Form SB-2 registration statement. Since that time, the value of the shares would be zero. Again, as disclosed, the offering price of $0.10 was arbitrarily determined by Mr. Gavriline and bears no relationship assets, earnings, book value or other criteria of value.

Based upon the foregoing set of facts, we have determined that there is no law, regulation or accounting standard that requires the difference between what Mr. Gavriline paid for his shares and the public offering price, to be included as compensation to Mr. Gavriline. Accordingly, no compensation as a result of Mr. Gavriline's purchase of shares has been recorded as executive compensation.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Direct Ownership
Alexei Gavriline	5,000,000	83.23%
1 Yonge Street, Suite 1801
Toronto, ON M9C 3M8

[1]     The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Gavriline is the only "promoter" of our company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2004, we issued a total of 5,000,000 shares of restricted common stock to Alexei Gavriline, our sole officer and director in consideration of $50 cash.

Further, Mr. Gavriline has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2005, Mr. Gavriline advanced us $33,225 for our benefit. Mr. Gavriline will be repaid from the proceeds of this offering. The obligation to Mr. Gavriline does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Gavriline or the repayment of the funds to Mr. Gavriline. The entire transaction was oral. No written agreement was created because Mr. Gavriline did not want to create a written agreement.

Mr. Gavriline is also considered a promoter because he was instrumental in our founding. The foregoing are the only things of value received or to be received by Mr. Gavriline, directly or indirectly from us.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-123087 on March 2, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Agreement with Energold Minerals Inc.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
  Audit Fees

  The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005		$8,700	Manning Elliott LLP, Chartered Accountants
2004	$	nil	Manning Elliott LLP, Chartered Accountants

  Audit-Related Fees

  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$	nil	Manning Elliott LLP, Chartered Accountants
2004	$	nil	Manning Elliott LLP, Chartered Accountants

  Tax Fees

  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$	nil	Manning Elliott LLP, Chartered Accountants
2004	$	nil	Manning Elliott LLP, Chartered Accountants

  All Other Fees

  The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$	nil	Manning Elliott LLP, Chartered Accountants
2004	$	nil	Manning Elliott LLP, Chartered Accountants

   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2006.

AMECS INC.

BY:	/s/ Alexei Gavriline
Alexei Gavriline, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors