Form 10QSB
period 2006-03-31
AMECS INC
filed 2006-05-11
CIK 1318820

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 11, 2006, the Company had 6,077,650 shares of common stock outstanding.

============================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)
March 31, 2006

Index

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited interim financial statements)

	March 31,	December 31,
	2006	2005
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	51,858	95,259
Prepaid expense	29	29

Total Assets	51,887	95,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities (Note 3)	1,670	5,758
Due to a related party (Note 4(a))	216	33,225

Total Liabilities	1,886	38,983

Commitments and Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par
value of $0.00001, 6,077,650 common shares issued and outstanding	60	60

Additional paid-in capital	99,207	99,207

Donated Capital (Note 4(b))	15,000	12,000

Deficit Accumulated During the Development Stage	(64,266)	(54,962)

Total Stockholders' Equity (Deficit)	50,001	56,305

Total Liabilities and Stockholders' Equity (Deficit)	51,887	95,288

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited interim financial statements)

	For the three	For the three	Accumulated From
	months ended	months ended	December 28, 2004
	March 31,	March 31,	(Date of Inception) to
	2006	2005	March 31,2006
	$	$	$

Revenue	-	-	-

Expenses

Consulting fees	2,500	-	2,500
Donated services (Note 4(b))	3,000	3,000	15,000
General and administrative	1,252	181	4,743
Professional fees	2,552	10,840	42,023

	9,304	14,021	64,266

Net Loss for the Period	(9,304)	(14,021)	(64,266)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Shares Outstanding	6,007,650	5,000,000

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited interim financial statements)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2006	2005
	$	$
	(unaudited)	(unaudited)

Cash Flows to Operating Activities

Net loss for the period	(9,304)	(14,021)

Adjustments to reconcile net los to net cash used in operations

Donated services	3,000	3,000

Change in operating assets and liabilities

Prepaid expense	-	8,111
Accrued liabilities	(4,088)	(800)

Net Cash Used in Operating Activities	(10,392)	(3,710)

Cash Flows from Financing Activities

Advances from a related party	216	3,959
Repayments to a related party	(33,225)	-

Net Cash Provided by (Used in) Financing Activities	(33,009)	3,959

Increase (Decrease) in Cash	(43,401)	249

Cash - Beginning of Period	95,259	-

Cash - End of Period	51,858	249

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited interim financial statements)

1.	Development Stage Company

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at March 31, 2006, the Company has an accumulated deficit of $64,266. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise any capital or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited interim financial statements)

2.	Summary of Significant Accounting Policies (continued)
	(d)	Financial Instruments

The fair value of cash, prepaid expense, accrued liabilities and due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

	(g)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	(h)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited interim financial statements)

2.	Summary of Significant Accounting Policies (continued)
	(h)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

	(i)	Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	(k)	Interim Financial Statements

The interim financial statements as at March 31, 2006 and for the three month period then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Accrued Liabilities

Accrued liabilities consist of amounts owing for professional fees of $1,670 (2004 - $3,825).

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited interim financial statements)

4.	Related Party Transactions

(a)

The President of the Company advanced $216 (December 31, 2005 - $33,225) to the Company for working capital purposes and payment of expenses. The amount is unsecured, non-interest bearing and due on demand. During the current quarter, $33,225 was repaid to the President.

(b)

During the three months ended March 31, 2006, management services with a fair value of $3,000 (2005 - $3,000) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations ninety days from the date of this quarterly report.

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

Our plan is to profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

1.     We have engaged in negotiations with an outside web designer to begin development of the website. We also intend to contact car dealerships and seek strategic alliances. The negotiation of additional alliances with car dealerships and the refinement of the website will be ongoing during the life of our operations. As more dealerships are added, the number of offered sales or leases of vehicles will increase as well. This will cause us to have to continually upgrade our website. We believe that it will cost up to $15,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within ninety days from the date of this quarterly report. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database.

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

2.     As soon as our website is operational, which we expect to happen approximately ninety days from the date of this quarterly report, we will begin to market our website in the Toronto area and through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We also intend to attend trade shows and conferences. We intend to initially target automobile dealers in the Toronto, Ontario geographical area to become potential users of our website. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $15,000 for our marketing campaign.

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

3.     As soon as we analyze the first results of our marketing and promotional campaign as outlined above and identify the services needed by our customers and the geographic location of the customers, we will begin sourcing out third parties capable of offering complementary services to our clients. The full list of complimentary services will be defined based on our analysis of the needs of pour customers following our initial marketing campaign. As geography of our operations grow, we expect our customers to be interested in such services as technical inspection and certification of a vehicle prior to its delivery to the city of the purchasing dealer, vehicle transportation, legal services and other services that may be of interest to our clients. Sourcing potential service providers for our clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. This activity is a complementary activity to our core business of facilitating trade between participants of our market place. The magnitude of this activity depends on the amount of money we manage to raise during our public offering.

4.     Within ninety days from the initial launch of our website, we believe that we will begin generating fees from our customers conducting initial transactions through our website. At this time we intend to hire one or two part-time salesperson(s) to initiate telephone calls to potential clients. At this time we will establish the permanent office of the company. We believe that it will cost $5,000 to establish our office. The $5,000 includes leasing office space, communication equipment furniture and stationary. We intend to make a down payment on the equipment and finance the balance. Our president will personally guaranty any financing arrangement. All administrative duties will be handled by Alexei Gavriline, our president.

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

Results of operations

From Inception on December 28, 2004 to March 31, 2006

Our net loss from inception to March 31, 2006 is $64,266 of which $4,743 is for general and administrative expenses; $42,023 is for professional fees; $2,500 is for consulting fees; and, $15,000 is for a non-cash charge representing donated services by our president.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$0
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$7,432
Attending industry trade shows	$0
Legal Advice	$873
Working capital	$2,632

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

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

As of March 31, 2006, our total assets were $51,887 and our total liabilities were $1,886 comprised of accrued liabilities consisting of amounts owing for professional fees of $1,670; and, $216 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of March 31, 2006, we had cash of $51,858.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$0
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$7,432
Attending industry trade shows	$0
Legal Advice	$873
Working capital	$2,632

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2006.

AMECS INC.
(Registrant)

BY:	ALEXEI GAVRILINE
Alexei Gavriline
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors