Form 10QSB
period 2006-06-30
AMECS INC
filed 2006-08-04
CIK 1318820

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52074

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

As of August 2, 2006, the Company had 6,077,650 shares of common stock outstanding.

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)
June 30, 2006

Index

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	June 30,	December 31,
	2006	2005
	$	$

ASSETS

Current Assets

Cash	44,465	95,259
Prepaid expense	29	29

Total Assets	44,494	95,288

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accrued liabilities (Note 3)	2,488	5,758
Due to a related party (Note 4(a))	350	33,225

Total Liabilities	2,838	38,983

Commitments and Contingencies (Note 1)

Stockholders' Equity

Common Stock, 100,000,000 common shares authorized with a par
value of $0.00001, 6,007,650 common shares issued and outstanding	60	60

Additional paid-in capital	99,207	99,207

Donated Capital (Note 4(b))	18,000	12,000

Deficit Accumulated During the Development Stage	(75,611)	(54,962)

Total Stockholders' Equity	41,656	56,305

Total Liabilities and Stockholders' Equity	44,494	95,288

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
	Three	Three			from
	months	months	Six months	Six months	December 28,
	ended	ended	ended	ended	2004 (Date of
	June 30,	June 30,	June 30,	June 30,	Inception) to
	2006	2005	2006	2005	June 30, 2006
	$	$	$	$	$

REVENUE	-	-	-	-	-

EXPENSES

Consulting fees	5,000	-	7,500	-	7,500
Donated services (Note 4(b))	3,000	3,000	6,000	6,000	18,000
General and administrative	10	166	1,262	347	4,753
Professional fees	3,335	3,161	5,887	14,001	45,358

Total expenses	11,345	6,327	20,649	20,348	75,611

NET LOSS	(11,345)	(6,327)	(20,649)	(20,348)	(75,611)

NET LOSS PER SHARE -
Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of
Common Shares Outstanding	6,007,000	5,000,000	6,007,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Index

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
	Six months	Six months	December 28,
	ended	ended	2004 (Date of
	June 30,	June 30,	Inception) to
	2006	2005	June 30, 2006
	$	$	$

Operating Activities

Net loss for the period	(20,649)	(20,348)	(75,611)

Adjustments to reconcile net loss to net cash used in operations

Donated services	6,000	6,000	18,000

Change in operating assets and liabilities

Prepaid expense	-	8,111	(29)
Accrued liabilities	(3,270)	176	2,488

Net Cash Used in Operating Activities	(17,919)	(6,061)	(55,152)

Financing Activities

Advances from a related party	350	6,220	33,575
Repayments to a related party	(33,225)	-	(33,225)
Net proceeds from issuance of common shares	-	-	99,267

Net Cash Provided By (Used in) Financing Activities	(32,875)	6,220	99,617

Increase (Decrease) in Cash	(50,794)	159	44,465

Cash - Beginning of Period	95,259	-	-

Cash - End of Period	44,465	159	44,465

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at June 30, 2006, the Company has an accumulated deficit of $75,611. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its' plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

The fair value of cash, prepaid expense, accrued liabilities and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

Index

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(i) Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(k) Interim Financial Statements

The interim financial statements as at June 30, 2006 and for the three and six month periods then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Accrued Liabilities

Accrued liabilities consist of amounts owing for professional fees of $2,488 (December 31, 2005 - $5,758).

4.	Related Party Transactions

(a)

The President of the Company advanced $350 (December 31, 2005 - $33,225) to the Company for working capital purposes and payment of expenses. The amount is unsecured, non-interest bearing and due on demand. During the first quarter of 2006, $33,225 was repaid to the President.

(b)

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the six months ended June 30, 2006 the Company recognized a total of $6,000 (December 31, 2005 - $12,000). The amounts were charged to operations and treated as donated capital.

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

    We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes-Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

Our plan is to profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

1.     We have engaged in negotiations with an outside web designer to begin development of the website. We also intend to contact car dealerships and seek strategic alliances. The negotiation of additional alliances with car dealerships and the refinement of the website will be ongoing during the life of our operations. As more dealerships are added, the number of offered sales or leases of vehicles will increase as well. This will cause us to continually upgrade our website. We believe that it will cost up to $15,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within ninety days from the date of this quarterly report. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases, we will up-grade the database.

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

Until our website is fully operational, we do not believe that clients will use the www.BizWithEase.com market place. We believe, however, that once our website is operational and we are able to address our customer's business needs, they will begin utilizing our services.

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

Results of operations

From Inception on December 28, 2004 to June 30, 2006

Our net loss from inception to June 30, 2006 is $75,611 of which $4,753 is for general and administrative expenses; $45,358 is for professional fees; $7,500 is for consulting fees; and, $18,000 is for a non-cash charge representing donated services by our president.

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

As of June 30, 2006, our total assets were $44,494 and our total liabilities were $2,838 comprised of accrued liabilities consisting of amounts owing for professional fees of $2,488; and, $350 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of June 30, 2006, we had cash of $44,465.

ITEM 3.     CONTROLS AND PROCEDURES

(a) &bnsp;   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August, 2006.

AMECS INC.
(Registrant)

BY:	ALEXEI GAVRILINE
Alexei Gavriline
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors