Form 10KSB/A
period 2005-12-31
AMECS INC
filed 2006-10-02
CIK 1318820

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A-1

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
YES [X]     NO [   ]

============================================================================================

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB filed with the Securities and Exchange Commission, SEC file #333-123087 on February 28, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

14.1*	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1*	Audit Committee Charter.
99.2*	Disclosure Committee Charter.

*   Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of October, 2006.

AMECS INC.

BY:	ALEXEI GAVRILINE
Alexei Gavriline, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors