Form 10QSB
period 2006-09-30
AMECS INC
filed 2006-11-07
CIK 1318820

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, the Company had 6,077,650 shares of common stock outstanding.

============================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)
September 30, 2006

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	September 30,	December 31,
	2006	2005
	$	$
ASSETS

Current Assets

Cash	36,978	95,259
Prepaid expense	5,029	29

Total Assets	42,007	95,288

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accrued liabilities (Note 3)	8,080	5,758
Due to a related party (Note 4(a))	486	33,225

Total Liabilities	8,566	38,983

Commitments and Contingencies (Note 1)

Stockholders' Equity

Common Stock, 100,000,000 common shares authorized with a par value of $0.00001, 6,007,650 common shares issued and outstanding	60	60

Additional paid-in capital	99,207	99,207

Donated Capital (Note 4(b))	21,000	12,000

Deficit Accumulated During the Development Stage	(86,826)	(54,962)

Total Stockholders' Equity	33,441	56,305

Total Liabilities and Stockholders' Equity	42,007	95,288

(The Accompanying Notes are an Integral Part of These Financial Statements)

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three months	Three months	Nine months	Nine months	December 28, 2004
	ended	ended	ended	ended	(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

REVENUE	-	-	-	-	-

EXPENSES

Consulting fees	-	-	7,500	-	7,500
Donated services (Note 4(b))	3,000	3,000	9,000	9,000	21,000
General and administrative	563	1,107	1,826	1,454	5,317
Professional fees	7,652	12,428	13,538	26,429	53,009

Total expenses	11,215	16,535	31,864	36,883	86,826

NET LOSS	(11,215)	(16,535)	(31,864)	(36,883)	(86,826)

NET LOSS PER SHARE - Basic and Diluted	$ -	$ -	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	6,007,000	5,000,000	6,007,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
			December 28,
	Nine months	Nine months	2004 (Date of
	ended	ended	Inception) to
	September 30,	September 30,	September 30,
	2006	2005	2006
	$	$	$

Operating Activities

Net loss for the period	(31,864)	(36,883)	(86,826)

Adjustments to reconcile net loss to net cash used in operations

Donated services	9,000	9,000	21,000

Change in operating assets and liabilities

Prepaid expense	(5,000)	8,111	(5,029)
Accrued liabilities	2,322	(148)	8,080

Net Cash Used in Operating Activities	(25,542)	(19,920)	(62,775)

Investing Activities

Cash deposited in a segregated account	-	(69,944)	-

Net Cash Used in Investing Activities	-	(69,944)	-

Financing Activities

Advances from a related party	486	20,003	33,711
Repayments to a related party	(33,225)	-	(33,225)
Net proceeds from issuance of common shares	-	69,944	99,267

Net Cash Provided By (Used in) Financing Activities	(32,739)	89,947	99,753

Increase (Decrease) in Cash	(58,281)	83	36,978

Cash - Beginning of Period	95,259	-	-

Cash - End of Period	36,978	83	36,978

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at September 30, 2006, the Company has an accumulated deficit of $86,826. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its' plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The interim financial statements as at September 30, 2006 and for the three and nine month periods then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Accrued Liabilities

Accrued liabilities consist of amounts owing for professional fees of $8,080 (December 31, 2005 - $5,758).

4.	Related Party Transactions

(a)

The President of the Company advanced $486 (December 31, 2005 - $33,225) to the Company for working capital purposes and payment of expenses. The amount is unsecured, non-interest bearing and due on demand. During the first quarter of 2006, $33,225 was repaid to the President.

(b)

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the nine months ended September 30, 2006 the Company recognized a total of $9,000 (December 31, 2005 - $12,000). The amounts were charged to operations and treated as donated capital.

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

Our plan is to profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

1.     We have entered into an agreement with Michael State, an outside IT professional, to begin development of the website. According to this agreement the development of the website and underlying back-end infrastructure is divided in several stages. The first stage includes preparation of the detailed specification of the website, database, necessary underlying infrastructure and components, identifying providers of the infrastructure and negotiating terms of services with selected providers. We have the right to terminate the agreement with Michael State upon completion of the first stage of the website development and contract another third party to continue development. We also intend to contact car dealerships and seek strategic alliances. The negotiation of additional alliances with car dealerships and the refinement of the website will be ongoing during the life of our operations. As more dealerships are added, the number of offered sales or leases of vehicles will increase as well. This will cause us to continually upgrade our website. We believe that it will cost up to $15,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within ninety days from the date of this quarterly report. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases, we will up-grade the database.

Both upgrades will be ongoing during the life of our operations.

To develop our website we will need to successfully execute the following steps:

*	Develop the top level requirements for the BizWithEase market place. (This step has been completed.)
*	Identify a qualified contractor to develop the website and database. (This step has been completed.)
*	Together with the contractor create a specification for the work to be done. (In development.)
*

Ensure that the architecture of the website and database provide for easy scalability to accommodate for increasing number of participants and growing volume of transactions if the business become successful. (In development.)

*	Identify the service provider to host our website and database. (In development.)
*	Supervise the development process and ensure that the website and database are developed to the agreed upon specification and on budget.

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

Results of operations

From Inception on December 28, 2004 to September 30, 2006

Our net loss from inception to September 30, 2006 is $86,826 of which $5,317 is for general and administrative expenses; $53,009 is for professional fees; $7,500 is for consulting fees; and, $21,000 is for a non-cash charge representing donated services by our president.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$13,538
Attending industry trade shows	$0
Legal Advice	$873
Working capital	$8,840

Liquidity and capital resources

We believe we have adequate cash to maintain operations for six months, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient number of customers to participate in our electronic market place or if we fail to develop this electronic market place in a timely fashion, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.

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

As of September 30, 2006, our total assets were $42,007 and our total liabilities were $8,566 comprised of accrued liabilities consisting of amounts owing for professional fees of $8,080; and, $486 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of September 30, 2006, we had cash of $36,978.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$13,538
Attending industry trade shows	$0
Legal Advice	$873
Working capital	$8,840

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2006.

AMECS INC.
(Registrant)

BY:	ALEXEI GAVRILINE
Alexei Gavriline
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors