Form 10KSB
period 2006-12-31
AMECS INC
filed 2007-03-13
CIK 1318820

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2006
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

Check whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. YES [X] NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X] NO [  ]

====================================================================================================

State issuer's revenues for its most fiscal year December 31, 2006: $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 5, 2007: $1,914,535.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 5, 2007: 6,007,650.

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

     We plan on beginning our operations in ninety days from the date of this annual report. Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

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

We intend to offer the following services:

Supporting the market place and facilitating the trades

«	Listing of the offered for sale vehicle on our website.

«	Notifying customers when a vehicle with particular characteristics becomes available

«	Collecting and processing bids for offered vehicles

«	Facilitating the information exchange between market participants

     We will act as an organizer and a mediator of our electronic market place.

Admission services and maintenance

«	Screening of the applicants

«	Periodic reviews of each participant standing

«	Rating of participants based on number of trades conducted and the average value of a trade.

     We intend to carefully select the participants for our electronic market place to try to ensure that each participant is comfortable doing business with every other participant admitted to conduct business through our website.

Complimentary services

«	Recommending companies engaged in vehicle transportation

«	Recommending companies capable of providing vehicle inspection at the seller’s site

«	Recommending other services that may be required by the market participants

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

Website

     Currently our website is under development. We have completed the first stage of the development of our website which included preparation of the detailed specification of the website, database, necessary underlying infrastructure and components. Currently we are looking for an outside contractor to continue development of our website. We intend to design the website that it will enable our customers to access the product database without knowledge of special languages or tools such thereby allowing us to implement our operations and transact the sale of our products and services online in a secure and reliable environment.

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

     To notify our customers about items of interest as soon as they appear on the market, we intend to employ some sort of a “push” technology whereby our users will be able to receive notifications and place their bids not only through their computers, but also through their mobile phones, wireless personal digital assistants (PDAs) and other mobile devices they may have.

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

Other methods of communication will include:

«	Email mailings - regular e-mailings to potential customers with updated company information and special offers.

«	Direct mail - brochures and newsletters.

«

Visitor pass - potential customers with excellent reputation in the industry will be offered a guest user ID and password that would allow them to see and appreciate dynamics of www.bizwithease.com but will restrict them from placing bids and offering vehicles for sale.

«	Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

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

Revenue

     Initially, we intend to generate revenue from the following sources:

1	.	Initiation fee - we will charge this fee for processing the application of a potential participant, screening the application, checking credit history of the applicants and creating the applicant profile.

2	.	Monthly maintenance fee - we will charge this fee for a maintaining the account of each particular participant.

3	.	Advertisement placement fee - we will charge this fee for each new vehicle entered in the database by a market participant.

4	.	Bidding fee - we will charge a fee for each bid placed on our website.

5	.	Service fee - this fee will be charged if we become engaged in organizing vehicle inspection, transporting the vehicle and other services rendered by associated service providers. This will be a flat fee charged on top of the fees charged by the service provider.

     Our revenue model is fee-based. We intend not to charge any commission on transactions conducted on our electronic market place. The fees will be known in advance and we will invoice our customers on a monthly basis.

     Depending on the type of the bid, the bids placed on our website will represent participant’s intent or obligation to buy a vehicle. However the monetary transactions will be conducted between market participants directly.

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

Risks associated with AMECS INC.

     1. Because our auditors have issued a going concern opinion, there is substantial doubt we will continue operations in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

     2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose you investment.

     We were incorporated in December 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2006 is $97,669. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

     3. If we do not attract clients, we will not make a profit and as a result you could lose your investment.

     We have no clients. We have not identified any clients and we cannot guarantee we ever will have any clients . We have not conducted any market research in the acceptance of our services. Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

     4. If we do not make a profit, we may have to suspend or cease operations and you will lose your investment.

     Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations and you will lose your investment.

     5. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations and you will lose your investment.

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

     6. Because our sole officer and director does not have prior experience in the marketing of products or services via the Internet, we may have to hire individuals or suspend or cease operations and you could lose your investment.

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

     7. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

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

     8. Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

     9. Because we are small and have no employees other that our sole officer and director, we will have difficulty in competing with more well established entities that are currently facilitating used vehicles trades between auto dealers, our potential revenues could be effectively reduced.

     We are a small start-up business with one employee, our sole officer and director, who will be devoting limited time to our operations. As a result, we will have difficulty competing with more well established entities that have substantially more assets and personnel than we do. As a result, our potential revenues could be effectively reduced.

     10. Because our sole officer and director who is also our sole promoter owns 83.23% of the total outstanding common stock, he retains control of us and is able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares.

     Mr. Gavriline owns 5,000,000 shares of our common stock. As a result, Mr. Gavriline is able to elect all of our directors and control our operations, which could decrease the price and marketability of the shares.

     11. Because there is no public trading market for our common stock, you may not be able to resell your stock.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “AMEC.”A summary of trading by quarter for 2006 and 2005 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$2.75	$0.0
Third Quarter 7-1-06 to 9-30-06	$0.0	$0.0
Second Quarter 4-1-06 to 6-30-06	$0.0	$0.0
First Quarter 1-1-06 to 3-31-06	$0.0	$0.0

Fiscal Year	High Bid	Low Bid
2005
Fourth Quarter 10-1-05 to 12-31-05	$0.0	$0.0
Third Quarter 7-1-05 to 9-30-05	$0.0	$0.0
Second Quarter 4-1-05 to 6-30-05	$0.0	$0.0
First Quarter 1-1-05 to 3-31-05	$0.0	$0.0

     Of the 6,007,650 shares of common stock outstanding as of December 31, 2006, 5,000,000 shares were owned by Mr. Gavriline. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At December 31, 2006, there were 82 holder of our common stock.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations ninety days from the date of this annual report. Since inception we have not generated any revenues.

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

     Our plan is to profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

     1.   In September 2006, we entered into an agreement with Michael State, an outside IT professional, to begin development of the website. According to this agreement the development of the website and underlying back-end infrastructure has been divided in several stages. The first stage included preparation of the detailed specification of the website, database, necessary underlying infrastructure and components, identifying providers of the infrastructure and negotiating terms of services with selected providers. In December, Michael State has completed the first stage of the website development to our satisfaction. We exercised our right to terminate the agreement with Michael State upon completion of the first stage of the website development and are currently seeking to contract another third party to continue development.

     We also intend to contact car dealerships and seek strategic alliances. The negotiation of additional alliances with car dealerships and the refinement of the website will be ongoing during the life of our operations. As more dealerships are added, the number of offered sales or leases of vehicles will increase as well. This will cause us to continually upgrade our website. We believe that it will cost up to $15,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within ninety days from the date of this annual report. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases, we will up-grade the database.

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

     2.   As soon as our website is operational, which we expect to happen approximately ninety days from the date of this annual report, we will begin to market our website in the Toronto area and through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We also intend to attend trade shows and conferences. We intend to initially target automobile dealers in the Toronto, Ontario geographical area to become potential users of our website. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $15,000 for our marketing campaign.

To complete this stage we will need consecutively execute the following steps:

*	Develop marketing materials, articulate our product offering and create a message we will approach the potential customers with.

*	Create a questionnaire in an open ended form that will allow ups to collect information on customers’ needs.

*	Identify target customers for the campaign.

*	Approach potential customers and discuss our product offering with them..

*	Analyzing the results of the initial campaign.

*	Revisiting each steps above and conducting the next iteration of the campaign.

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

     In summary, we should be in full operation and receiving orders within 120 days of the date of this report. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on December 28, 2004 to December 31, 2006

     Our net loss from inception to December 31, 2006 is $97,669 of which $5,739 is for general and administrative expenses; $55,430 is for professional fees; $7,500 is for consulting fees; $5,000 is for website development; and, $24,000 is for a non-cash charge representing donated services by our president.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$15,492
Attending industry trade shows	$0
Legal Advice	$8,987
Working capital	$9,227

Liquidity and capital resources

     We believe we have adequate cash to maintain operations for approximately six months, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient number of customers to participate in our electronic market place or if we fail to develop this electronic market place in a timely fashion, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.

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

     As of December 31, 2006, our total assets were $26,797 and our total liabilities were $1,199 comprised of accrued liabilities consisting of amounts owing for professional fees of $405; and, $794 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of December 31, 2006, we had cash of $26,768.

PART III

ITEM 7.	FINANCIAL STATEMENTS

Amecs Inc.
(A Development Stage Company)
December 31, 2006

Index
Report of Independent Registered Public Accounting Firm		F-1
Balance Sheets		F-2
Statements of Operations		F-3
Statements of Cash Flows		F-4
Statement of Stockholders’ Equity (Deficit)		F-5
Notes to the Financial Statements		F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Amecs Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Amecs Inc. (A Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated from December 28, 2004 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Amecs Inc. (A Development Stage Company), as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and accumulated from December 28, 2004 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 23, 2007

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	26,768	95,259
Prepaid expense	29	29
Total Assets	26,797	95,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities (Note 4)	405	5,758
Due to a related party (Note 5(a))	794	33,225
Total Liabilities	1,199	38,983
Commitments and Contingencies (Note 1)
Stockholders’ Equity
Common Stock
100,000,000 common shares authorized, par value of $0.00001
6,007,650 common shares issued and outstanding	60	60
Additional Paid-in Capital	99,207	99,207
Donated Capital (Note 5(b))	24,000	12,000
Deficit Accumulated During the Development Stage	(97,669)	(54,962)
Total Stockholders’ Equity	25,598	56,305
Total Liabilities and Stockholders’ Equity	26,797	95,288

(The accompanying notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
	For the year	For the year	December 28, 2004
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
	$	$	$

Revenue	-	-	-

Expenses

Consulting fees	7,500	-	7,500
Donated services (Note 5(b))	12,000	12,000	24,000
Impairment loss on website development (Note 3)	5,000	-	5,000
General and administrative	2,248	3,456	5,739
Professional fees	15,959	32,986	55,430

Total expenses	42,707	48,442	97,669

Net Loss	(42,707)	(48,442)	(97,669)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	6,007,000	5,033,000

(The accompanying notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
	For the year	For the year	December 28, 2004
	ended	ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
	$	$	$
Operating Activities
Net loss for the period	(42,707)	(48,442)	(97,669)
Adjustments to reconcile net loss to net cash used in
operations:
Donated services	12,000	12,000	24,000
Impairment loss on website development costs	5,000	-	5,000
Change in operating assets and liabilities
Prepaid expense	-	8,111	(29)
Accrued liabilities	(5,353)	1,133	405
Net Cash Used in Operating Activities	(31,060)	(27,198)	(68,293)
Investing Activities
Website development costs	(5,000)	-	(5,000)
Net Cash Used in Investing Activities	(5,000)	-	(5,000)
Financing Activities
Advances from a related party	794	23,240	34,019
Repayments to a related party	(33,225)	-	(33,225)
Net proceeds from issuance of common shares	-	99,217	99,267
Net Cash Provided By (Used in) Financing Activities	(32,431)	122,457	100,061
Increase (Decrease) in Cash	(68,491)	95,259	26,768
Cash - Beginning of Period	95,259	-	-
Cash - End of Period	26,768	95,259	26,768

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from December 28, 2004 (Date of Inception) to December 31, 2006
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$
Balance - December 28, 2004
(Date of Inception)	-	-	-	-	-	-
Common stock issued for cash at
$0.00001 per share	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	-	(6,520)	(6,520)
Balance - December 31, 2004	5,000,000	50	-	-	(6,520)	(6,470)
Common stock issued for cash
at $0.10 per share	1,007,650	10	100,755	-	-	100,765
Share issuance costs	-	-	(1,548)	-	-	(1,548)
Donated services	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	(48,442)	(48,442)
Balance - December 31, 2005	6,007,650	60	99,207	12,000	(54,962)	56,305
Donated services	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	(42,707)	(42,707)
Balance - December 31, 2006	6,007,650	60	99,207	24,000	(97,669)	25,598

(The accompanying notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Development Stage Company

Amecs Inc. (the “Company”) was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standard No. 7, “Development Stage Companies”. The Company’s planned operation involves business-to-business e-commerce and is based in Toronto, Ontario, Canada. The Company proposes to create an electronic market place for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles that are coming off lease, offered as a trade-in or otherwise available. This electronic marketplace will be restricted to dealers and will not allow the general public to bid for the vehicles. The Company’s business model is fee-based. The participants will pay an initial fee for registration as a participant, a monthly fee for account maintenance and transaction fee for each time a bid is placed on a vehicle or a vehicle is added in the database, or for any other additional services. No commissions are charged on transactions facilitated by the Company.

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at December 31, 2006, the Company has an accumulated deficit of $97,669. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its’ plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. There is substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will continue its activities to generate revenues and will also raise additional working capital through the sale of equity securities or the issuance of debt instruments. Operating expenses for the next twelve months are expected to increase over the current year.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective August 15, 2005. Pursuant to the SB-2, the Company offered up to 2,000,000 common shares in a public offering. During the year ended December 31, 2006, the Company received cash proceeds of $100,765 and issued 1,007,650 common shares at $0.10 per share. The Company is trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ‘AMEC’.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company’s year-end is December 31.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash.

	(d)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs, the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”).

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

	(e)	Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(f)	Financial Instruments

The fair values of cash, prepaid expense, accrued liabilities and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	(g)	Basic and Diluted Net Income (Loss) Per Share

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

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(i)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	(j)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(k) Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(l) Revenue Recognition

The Company has not generated any revenue since inception on December 28, 2004. The Company will recognize revenue from initiation fees related to the processing of participant applications, monthly maintenance fees charged for maintaining participant accounts, advertisement placement fees charged to participants, bidding fees for each bid placed on the Company’s website and service fees if the Company becomes involved in organizing vehicle inspections and/or transportation of vehicles.

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

3.	Website Development Cost

In 2006, the Company paid a $5,000 fee to third-party consultant for the development of the Company’s website. The capital expenditure was initially capitalized in accordance with EITF 00-2. As December 31, 2006, the cost was written off as it is uncertain whether the Company will be able to recover the amount paid.

4.	Accrued Liabilities

Accrued liabilities consist of amounts owing for professional fees of $405 (2005 - $5,758).

5.	Related Party Transactions

(a)

The President of the Company advanced $794 (2005 - $33,225) to the Company for working capital purposes and payment of expenses. The amount is unsecured, non-interest bearing and due on demand. During the first quarter of 2006, $33,225 was repaid to the President.

(b)

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the year ended December 31, 2006 the Company recognized a total of $12,000 (2005 - $12,000). The amounts were charged to operations and treated as donated capital.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $73,700, which commence expiring in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $10,000 and $12,830 respectively.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Income Taxes (continued)

The components of the net deferred tax asset at December 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	December 31,	December 31,
	2006	2005
	$	$
Net Operating Losses	73,700	43,000
Statutory Tax Rate	34%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	25,050	15,050
Valuation Allowance	(25,050)	(15,050)
Net Deferred Tax Asset	-	-

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2006, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

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

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Alexei Gavriline	43	president, chief executive officer, secretary/treasurer, chief
1 Yonge Street, Suite 1801		financial officer, chief accounting officer, and the sole
Toronto, ON M9C 3M8		member of the board of directors

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

     Mr. Gavriline, our president, will be devoting approximately ten hours a month of his time to our operations. Once we begin operations, and are able to attract more and more clients to use our services, Mr. Gavriline will commit more time as required. Because Mr. Gavriline will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

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

Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

     Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on December 28, 2004 through December 31, 2006, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Pension
						Non-Equity	Value &
						Incentive	Non-qualified	All
						Plan	Deferred	Other
				Stock	Option	Compen-	Compensation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(S)	(US$)	(US$)	($)
Alexei Gavriline	2006	0	0	0	0	0	0	0	0
President,	2005	0	0	0	0	0	0	0	0
Secretary/Treasurer	2004	0	0	0	0	0	0	0	0
and Director

     The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year. Our fiscal year end is December 31, 2006.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Alexei Gavriline	0	0	0	0	0	0	0

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

Disparity between the offering price and the price Mr. Gavriline paid for his shares

     In December 2004, Mr. Gavriline, our sole officer, director and founder, purchased 5,000,000 shares of our common stock in consideration of $0.00001 per share (par value). Mr. Gavriline became our sole shareholder and is currently our sole shareholder. The shares were purchased by Mr. Gavriline in his capacity as our shareholder. The shares were not issued to Mr. Gavriline in connection with his employment. If Mr. Gavriline resigned as an officer and director tomorrow, he would continue to own the shares.

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

     Based upon the foregoing set of facts, we have determined that there is no law, regulation or accounting standard that requires the difference between what Mr. Gavriline paid for his shares and the public offering price, to be included as compensation to Mr. Gavriline. Accordingly, no compensation as a result of Mr. Gavriline’s purchase of shares has been recorded as executive compensation.

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

     Further, Mr. Gavriline has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs in the amount of $33,225. These funds were repaid from the proceeds of our public offering. As of December 31, 2006, we have an obligation to repay Mr. Gavriline $794 for incurred expenses. The obligation to Mr. Gavriline does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Gavriline or the repayment of the funds to Mr. Gavriline. The entire transaction was oral. No written agreement was created because Mr. Gavriline did not want to create a written agreement.

      Mr. Gavriline is also considered a promoter because he was instrumental in our founding. The foregoing are the only things of value received or to be received by Mr. Gavriline, directly or indirectly from us.

PART IV

ITEM 13. EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-123087 on March 2, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
23.1	Consent of Manning Elliot, Chartered Accountants.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are incorporated by reference from our Form 10-KSB filed with the SEC fore the period ending:

Exhibit No.	Document Description

14.1	Code of Ethics.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$10,500	Manning Elliott LLP, Chartered Accountants
2005	$8,700	Manning Elliott LLP, Chartered Accountants

(2)  Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$	nil	Manning Elliott LLP, Chartered Accountants
2005	$	nil	Manning Elliott LLP, Chartered Accountants

(3)  Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning was:

2006	$	nil	Manning Elliott LLP, Chartered Accountants
2005	$	nil	Manning Elliott LLP, Chartered Accountants

(4)  All Other Fees

   The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$	nil	Manning Elliott LLP, Chartered Accountants
2005	$	nil	Manning Elliott LLP, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2007.

AMECS INC.

BY:	ALEXEI GAVRILINE
Alexei Gavriline, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer, and sole
member of the Board of Directors