Form 10QSB
period 2007-03-31
AMECS INC
filed 2007-05-10
CIK 1318820

======================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE PERIOD ENDED MARCH 31, 2007

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

As of May 10, 2007, the Company had 6,007,650 shares of common stock outstanding.

========================================================================================================================================

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS. Amecs Inc. (A Development Stage Company) March 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	March 31,	December 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	25,443	26,768
Prepaid expense	29	29
Total Assets	25,472	26,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	9,498	–
Accrued liabilities	–	405
Due to a related party (Note 3(a))	928	794
Total Liabilities	10,426	1,199
Commitments and Contingencies (Note 1)

Stockholders’ Equity
Common Stock
100,000,000 common shares authorized, par value of $0.00001
6,007,650 common shares issued and outstanding	60	60
Additional Paid-in Capital	99,207	99,207
Donated Capital (Note 3(b))	27,000	24,000
Deficit Accumulated During the Development Stage	(111,221)	(97,669)
Total Stockholders’ Equity	15,046	25,598
Total Liabilities and Stockholders’ Equity	25,472	26,797

(The accompany notes are an integral part of these financial statements) F-1

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 28, 2004
	March 31,	March 31,	(Date of Inception)
	2007	2006	to March 31, 2007
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees	–	2,500	7,500
Donated services (Note 3(b))	3,000	3,000	27,000
General and administrative	343	1,252	6,082
Impairment loss on website development	–	–	5,000
Professional fees	10,209	2,552	65,639

Total expenses	13,552	9,304	111,221

Net Loss	(13,552)	(9,304)	(111,221)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	6,007,650	6,007,650

(The accompany notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 28, 2004
	March 31,	March 31,	(Date of Inception)
	2007	2006	to March 31, 2007
	$	$	$
Operating Activities
Net loss for the period	(13,552)	(9,304)	(111,221)
Adjustments to reconcile net loss to net cash used in
operations:
Donated services	3,000	3,000	27,000
Impairment loss on website development costs	–	–	5,000
Change in operating assets and liabilities
Prepaid expense	–	–	(29)
Accounts payable and accrued liabilities	9,093	(4,088)	9,498
Net Cash Used in Operating Activities	(1,459)	(10,392)	(69,752)
Investing Activities
Website development costs	–	–	(5,000)
Net Cash Used in Investing Activities	–	–	(5,000)
Financing Activities
Advances from a related party	134	216	34,153
Repayments to a related party	–	(33,225)	(33,225)
Net proceeds from issuance of common shares	–	–	99,267
Net Cash Provided By (Used in) Financing Activities	134	(33,009)	100,195
Increase (Decrease) in Cash	(1,325)	(43,401)	25,443
Cash – Beginning of Period	26,768	95,259	–
Cash – End of Period	25,443	51,858	25,443

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompany notes are an integral part of these financial statements)

Amecs Inc. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

1.	Development Stage Company

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at March 31, 2007, the Company has an accumulated deficit of $111,221. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its’ plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. There is substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will continue its activities to generate revenues and will also raise additional working capital through the sale of equity securities or the issuance of debt instruments. Operating expenses for the next twelve months are expected to increase over the current year.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective August 15, 2005. Pursuant to the SB-2, the Company offered up to 2,000,000 common shares in a public offering. During the year ended December 31, 2006, the Company received cash proceeds of $100,765 and issued 1,007,650 common shares at $0.10 per share. The Company is trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ‘AMEC.OB’.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company’s year-end is December 31.

	(b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Amecs Inc. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, stock- based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash.

	(e)	Website Development Costs

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

	(f)	Long-lived Assets

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

	(g)	Financial Instruments

The fair values of cash, prepaid expense, accounts payable, accrued liabilities, and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Amecs Inc. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Basic and Diluted Net Income (Loss) Per Share

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

	(i)	Foreign Currency Translation

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

	(j)	Stock-based Compensation

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

	(k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

Amecs Inc. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

	(k)	Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Related Party Transactions

	(a)	As at March 31, 2007, the President of the Company is owed $928 (2006 - $216) to the Company for working capital purposes. The amount is unsecured, non-interest bearing and due on demand.

(b)

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the three months ended March 31, 2007 the Company recognized a total of $3,000 (2006 - $3,000). The amounts were charged to operations and treated as donated capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     2.    As soon as our website is operational, which we expect to happen approximately ninety days from the date of this report, we will begin to market our website in the Toronto area and through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We also intend to attend trade shows and conferences. We intend to initially target automobile dealers in the Toronto, Ontario geographical area to become potential users of our website. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $15,000 for our marketing campaign.

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

     3.    As soon as we analyze the first results of our marketing and promotional campaign as outlined above and identify the services needed by our customers and the geographic location of the customers, we will begin sourcing out third parties capable of offering complementary services to our clients. The full list of complimentary services will be defined based on our analysis of the needs of pour customers following our initial marketing campaign. As geography of our operations grows, we expect our customers to be interested in such services as technical inspection and certification of a vehicle prior to its delivery to the city of the purchasing dealer, vehicle transportation, legal services and other services that may be of interest to our clients. Sourcing potential service providers for our clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. This activity is a complementary activity to our core business of facilitating trade between participants of our market place. The magnitude of this activity depends on the amount of money we manage to raise during our public offering.

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

     In summary, we expect to be in full operation and receiving orders within 120 days of the date of this report. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on December 28, 2004 to March 31, 2007

     Our net loss from inception to March 31, 2007 is $111,221 of which $6,082 is for general and administrative expenses; $65,639 is for professional fees; $7,500 is for consulting fees; $5,000 is for website development; and, $27,000 is for a non-cash charge representing donated services by our president.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$23,563
Attending industry trade shows	$0
Legal Advice	$9,392
Working capital	$9,592

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

     As of March 31, 2007, our total assets were $25,472 and our total liabilities were $10,426 comprised of accrued liabilities consisting of amounts owing for professional fees of $9,498; and, $928 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of March 31, 2007, we had cash of $25,443.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$33,225
Establishing an office	$0
Audit, accounting and filing fees	$22,563
Attending industry trade shows	$0
Legal Advice	$9,392
Working capital	$9,592

ITEM 6. EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2007.

AMECS INC.

BY:  ALEXEI GAVRILINE
        Alexei Gavriline, President, Principal Executive
        Officer, Secretary, Treasurer, Principal Financial
        Officer, Principal Accounting Officer, and sole
        member of the Board of Directors