Form 10QSB
period 2007-06-30
AMECS INC
filed 2007-08-09
CIK 1318820

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE PERIOD ENDED JUNE 30, 2007

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

As of August 1, 2007, the Company had 6,007,650 shares of common stock outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION.

ITEM 1.     FINANCIAL STATEMENTS.

Amecs Inc.
(A Development Stage Company)

June 30, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	June 30,	December 31,
	2007	2006
	$	$
ASSETS

Current Assets

Cash	12,736	26,768
Prepaid expense	29	29
Total Assets	12,765	26,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	650	–
Accrued liabilities	–	405
Due to a related party (Note 3(a))	138	794
Total Liabilities	788	1,199

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 common shares authorized, par value of $0.00001
6,007,650 common shares issued and outstanding	60	60

Additional Paid-in Capital	99,207	99,207

Donated Capital (Note 3(b))	30,000	24,000

Deficit Accumulated During the Development Stage	(117,290)	(97,669)
Total Stockholders’ Equity	11,977	25,598
Total Liabilities and Stockholders’ Equity	12,765	26,797

The accompanying notes are an integral part of these financial statements.

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
	Three	Three			from
	months	months	Six months	Six months	December 28,
	ended	ended	ended	ended	2004 (Date of
	June 30,	June 30,	June 30,	June 30,	Inception) to
	2007	2006	2007	2006	June 30, 2007
	$	$	$	$	$

Revenue	–	–	–	–	–

EXPENSES

Consulting fees	-	5,000	-	7,500	7,500
Donated services (Note 4(b))	3,000	3,000	6,000	6,000	30,000
General and administrative	114	10	457	1,262	6,196
Impairment loss on website
development	-	-	-	-	5,000
Professional fees	2,955	3,335	13,164	5,887	68,594

Total expenses	6,069	11,345	19,621	20,649	117,290

NET LOSS	(6,069)	(11,345)	(19,621)	(20,649)	(117,290)

Net Loss Per Share – Basic and
Diluted	$–	$–	$–	$–

Weighted Average Shares
Outstanding	6,007,650	6,007,650	6,007,650	6,007,650

The accompanying notes are an integral part of these financial statements.

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	For the Six	For the Six	December 28,
	Months ended	Months ended	2004 (Date of
	June 30,	June 30,	Inception) to June
	2007	2006	30, 2007
	$	$	$
Operating Activities
Net loss for the period	(19,621)	(20,649)	(117,290)
Adjustments to reconcile net loss to net cash used in
operations:
Donated services	6,000	6,000	30,000
Impairment loss on website development costs	–	–	5,000
Change in operating assets and liabilities
Prepaid expense	–	–	(29)
Accounts payable and accrued liabilities	245	(3,270)	650
Net Cash Used in Operating Activities	(13,376)	(17,919)	(81,669)
Investing Activities
Website development costs	–	–	(5,000)
Net Cash Used in Investing Activities	–	–	(5,000)
Financing Activities
Advances from a related party	272	350	34,291
Repayments to a related party	(928)	(33,225)	(34,153)
Net proceeds from issuance of common shares	–	–	99,267
Net Cash Provided By (Used in) Financing Activities	(656)	(32,875)	99,405
Increase (Decrease) in Cash	(14,032)	(50,794)	12,736
Cash – Beginning of Period	26,768	95,259	–
Cash – End of Period	12,736	44,465	12,736

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at June 30, 2007, the Company has not generated any revenues and has an accumulated deficit of $117,290. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its’ plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

	(l)	Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(m)	Revenue Recognition

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

(a)

As at June 30, 2007, the President of the Company is owed $138 (2006 - $794) by the Company which was advanced for working capital purposes. The amount is unsecured, non-interest bearing and due on demand.

(b)

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the six months ended June 30, 2007 the Company recognized a total of $6,000 (2006 - $6,000).  The amounts were charged to operations and treated as donated capital.

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

     Both upgrades will be ongoing during the life of our operations.

     To develop our website we will need to successfully execute the following steps:

*	Develop the top level requirements for the BizWithEase market place. (This step has been completed.)

*	Identify a qualified contractor to develop the website and database.

*	Together with the contractor create a specification for the work to be done. (This step has been completed.)

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

Results of operations

From Inception on December 28, 2004 to June 30, 2007

     Our net loss from inception to June 30, 2007 is $117,290 of which $6,196 is for general and administrative expenses; $ 68,594 is for professional fees; $7,500 is for consulting fees; $5,000 is for website development; and, $30,000 is for a non-cash charge representing donated services by our president.

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

     Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$34,153

Establishing an office	$0
Audit, accounting and filing fees	$28,186
Attending industry trade shows	$0
Legal Advice	$9,392
Working capital	$9,778

Liquidity and capital resources

     We believe we have adequate cash to maintain operations for approximately four months, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient number of customers to participate in our electronic market place or if we fail to develop this electronic market place in a timely fashion, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.

     At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     As of the date of this report, we have yet to generate any revenues from our business operations.

     In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

     As of June 30, 2007, our total assets were $12,765 and our total liabilities were $788 comprised of accrued liabilities consisting of amounts owing for professional fees of $650; and, $138 owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of June 30, 2007, we had cash of $12,736.

ITEM 3.     CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$34,153
Establishing an office	$0
Audit, accounting and filing fees	$28,186
Attending industry trade shows	$0
Legal Advice	$9,392
Working capital	$9,778

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2007.

AMECS INC.

BY:   ALEXEI GAVRILINE
         Alexei Gavriline, President, Principal Executive
         Officer, Secretary, Treasurer, Principal Financial
         Officer, Principal Accounting Officer, and sole
         member of the Board of Directors