Form 10QSB
period 2007-09-30
AMECS INC
filed 2007-11-09
CIK 1318820

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52074

AMECS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or
organization)

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
YES [X]     NO [   ]

As of November 8, 2007, the Company had 6,007,650 shares of common stock outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION.

ITEM 1.     FINANCIAL STATEMENTS.

Amecs Inc.
(A Development Stage Company)

September 30, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Amecs Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	September 30,	December 31,
	2007	2006
	$	$
ASSETS

Current Assets

Cash	8,985	26,768
Prepaid expense	29	29

Total Assets	9,014	26,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	–	405
Due to a related party (Note 3(a))	601	794

Total Liabilities	601	1,199

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Common Stock
100,000,000 common shares authorized, par value of $0.00001
6,007,650 common shares issued and outstanding	60	60

Additional Paid-in Capital	99,207	99,207

Donated Capital (Note 3(b))	33,000	24,000

Deficit Accumulated During the Development Stage	(123,854)	(97,669)

Total Stockholders’ Equity	8,413	25,598

Total Liabilities and Stockholders’ Equity	9,014	26,797

(The accompanying notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three	Three
	months	months	Nine months	Nine months
	ended	ended	ended	ended	Accumulated from
	September	September	September	September	December 28, 2004
	30,	30,	30,	30,	(Date of Inception) to
	2007	2006	2007	2006	September 30, 2007
	$	$	$	$	$

Revenue	-	-	-	-	-

EXPENSES

Consulting fees	-	-	-	7,500	7,500
Donated services (Note 4(b))	3,000	3,000	9,000	9,000	33,000
General and administrative	566	563	1,023	1,826	6,762
Impairment loss on website development	-	-	-	-	5,000
Professional fees	2,998	7,652	16,162	13,538	71,592

Total Expenses	6,564	11,215	26,185	31,864	123,854

NET LOSS	(6,564)	(11,215)	(26,185)	(31,864)	(123,854)

Net Loss Per Share – Basic and Diluted	$–	$–	$–	$(0.01)

Weighted Average Shares Outstanding	6,007,650	6,007,650	6,007,650	6,007,650

(The accompanying notes are an integral part of these financial statements)

Amecs Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
			December 28,
	For the Nine	For the Nine	2004 (Date of
	Months ended	Months ended	Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007
	$	$	$
Operating Activities
Net loss for the period	(26,185)	(31,864)	(123,854)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	9,000	9,000	33,000
Impairment loss on website development costs	–	–	5,000

Change in operating assets and liabilities
Prepaid expense	–	(5,000)	(29)
Accounts payable and accrued liabilities	(405)	2,322	–

Net Cash Used in Operating Activities	(17,590)	(25,542)	(85,883)

Investing Activities
Website development costs	–	–	(5,000)

Net Cash Used in Investing Activities	–	–	(5,000)

Financing Activities
Advances from a related party	734	486	34,754
Repayments to a related party	(927)	(33,225)	(34,153)
Net proceeds from issuance of common shares	–	–	99,267

Net Cash Provided By (Used in) Financing Activities	(193)	(32,739)	99,868

Increase (Decrease) in Cash	(17,783)	(58,281)	8,985

Cash – Beginning of Period	26,768	95,259	–
Cash – End of Period	8,985	36,978	8,985

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities to the development of a business plan for the Company. As at September 30, 2007, the Company has not generated any revenues and has an accumulated deficit of $123,854. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful execution of its’ plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The fair values of cash, accounts payable, accrued liabilities, and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	(m)	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Amecs Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(m) Recent Accounting Pronouncements (continued)

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

3.	Related Party Transactions

(a)

As at September 30, 2007, the President of the Company is owed $601 (2006 - $794) by the Company which was advanced for working capital purposes. The amount is unsecured, non-interest bearing and due on demand.

(b)

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the nine months ended September 30, 2007 the Company recognized a total of $9,000 (2006 - $9,000). The amounts were charged to operations and treated as donated capital.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations ninety days from the date of this quarterly report. Since inception, we have not generated any revenues.

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

     Our plan is to profitably promote our electronic Internet market place for the automotive dealerships to trade used vehicles. We intend to accomplish the foregoing through the following milestones:

     1.     In September 2006, we entered into an agreement with Michael State, an outside IT professional, to begin development of the website. According to this agreement the development of the website and underlying back-end infrastructure has been divided in several stages. The first stage included preparation of the detailed specification of the website, database, necessary underlying infrastructure and components, identifying providers of the infrastructure and negotiating terms of services with selected providers. In December 2006, Michael State has completed the first stage of the website development to our satisfaction. We exercised our right to terminate the agreement with Michael State upon completion of the first stage of the website development and are currently seeking to contract another third party to continue development.

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

      Both upgrades will be ongoing during the life of our operations.

     To develop our website we will need to successfully execute the following steps:

*	Develop the top level requirements for the BizWithEase market place. (This step has been completed.)

*	Identify a qualified contractor to develop the website and database.

*	Together with the contractors create a specification for the work to be done. (This step has been completed.)

*

Ensure that the architecture of the website and database provide for easy scalability to accommodate for increasing number of participants and growing volume of transactions if the business becomes successful. (In development.)

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

     To complete this stage we will need consecutively execute the following steps:

*	Develop marketing materials, articulate our product offering and create a message to approach the potential customers with.

*	Create a questionnaire in an open ended form that will allow us to collect information on customers’ needs.

*	Identify target customers for the campaign.

*	Approach potential customers and discuss our product offering with them.

*	Analyzing the results of the initial campaign.

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

     To become profitable and competitive, we have to attract sufficient number of participants to our market place to make this electronic market place the market of choice for our customers. Our initial estimates show that to become profitable we will need to attract at least 100 active participants transacting with each other at least once a week. Failure to attract sufficient number of participants will result in inefficiency of our electronic marketplace and will lead to its eventual closure. Therefore, within relatively short time, we have to locate and attract significant number of participants for our market place. We are seeking equity financing to provide for the capital required to implement our plan of operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 28, 2004 to September 30, 2007

     Our net loss from inception to September 30, 2007 is $123,854 of which $6,762 is for general and administrative expenses; $71,592 is for professional fees; $7,500 is for consulting fees; $5,000 is for website development; and, $33,000 is for a non-cash charge representing donated services by our president.

     On August 10, 2005, our Form SB-2 registration statement (SEC file no. 333-123087) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price was $0.10 per common share.

     On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$34,153

Establishing an office	$0
Audit, accounting and filing fees	$31,961
Attending industry trade shows	$0
Legal Advice	$9,392
Working capital	$10,348

Liquidity and capital resources

     We believe we have adequate cash to maintain operations for approximately three months. Further, we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient number of customers to participate in our electronic market place, or if we fail to develop this electronic market place in a timely fashion, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others, in order for us to maintain our operations.

     At the present time, we have not made any arrangements to raise additional cash. If we can’t raise it, we will either have to suspend operations, until we do raise the cash, or cease operations entirely.

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

     As of September 30, 2007, our total assets were $9,014 and our total liabilities were $601 representing the amount owed to Alexei Gavriline, our sole director and president, for advances made to the Company for working capital purposes and payment of expenses. As of September 30, 2007, we had cash of $8,985.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 10, 2005, our Form SB-2 registration statement (SEC file no. 333-123087) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price was $0.10 per common share.

     On December 20, 2005, we completed our public offering by selling 1,007,650 shares of common stock to 81 persons and corporations in consideration of $100,765.

     Since then, we have used the offering proceeds as follows:

Offering Expenses	$1,548
Website development	$5,000
Database	$0
Marketing and advertising	$0
Repayment of debt	$34,153
Establishing an office	$0
Audit, accounting and filing fees	$31,961
Attending industry trade shows	$0
Legal Advice	$9,392
Working capital	$10,348
TOTAL	$92,372

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November, 2007.

AMECS INC.

BY:   ALEXEI GAVRILINE
         Alexei Gavriline, President, Principal Executive
         Officer, Secretary, Treasurer, Principal Financial
         Officer, Principal Accounting Officer, and sole
         member of the Board of Directors.

EXHIBIT INDEX

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