Form 10KSB
period 2007-12-31
4C Controls Inc
filed 2008-03-31
CIK 1318820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-52074

4C Controls Inc.
(Name of Small Business Issuer in its Charter)

Nevada	98-0446287
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Rockefeller Center
1230 Avenue of the Americas - 7th Floor
New York, NY 10020
(Address of principal executive offices)

(917) 639-4305

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $21,654,398 at March 12, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Issuer had 42,524,000 shares of Common Stock, par value $.00001, outstanding as of March 28, 2008.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors outside the scope of our control could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report. Without limiting the foregoing, if we are unable to acquire approvals or consents from third parties or governmental authorities with respect to our new business model, our plans to commence our new business may become irrevocably impaired.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to 4C Controls Inc. (formally known as Amecs Inc.).

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Introduction

We were incorporated in the State of Nevada on December 28, 2004 as Amecs Inc. The Company’s business plan during 2007 was to provide web sales services. As of December 31, 2007, we had not commenced any operations. As of December 31, 2007, we had not yet generated any revenues. On March 3, 2008, we announced a change in our business model. We now intend to pursue a new business model on the basis of international security and surveillance technology.

Our address is Rockefeller Center, 1230 Avenue of the Americas - 7th Floor, New York, NY 10020 and our telephone number is (917) 639-4305.

Subsequent Events

In connection with a change of control of the Company which occurred on December 18, 2007, we changed our name from “Amecs Inc.” to “4C Controls Inc.” on February 12, 2008. Our trading symbol on the over-the-counter bulletin board changed to FOUR.

On February 6, 2008, Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer of the Company. On February 6, 2008 Ms. Barbara Salz was appointed as Corporate Secretary. As of March 28, 2008 the Company’s Board of Directors consists of Dr. Augustine Fou who was appointed to fill a vacancy on the Board of Directors on February 6, 2008 and Dr. Riccardo Maggiora who was appointed to fill a vacancy on the Board of Directors on December 18, 2007.

On March 3, 2008, the Company announced a change in its business model. The Company now intends to pursue a new business model on the basis of international security and surveillance technology. The Company intends to create strategic affiliations with leading international security and surveillance enterprises serving security markets worldwide and establish an ability to design, manage and integrate state-of-the-art high technology security solutions with comprehensive and fully integrated service offerings. The Company anticipates acquiring technologies and large global distribution networks primarily in the market sectors of (1) electronic surveillance/ global access control markets; and (2) low-orbit high resolution satellites technologies.

Our new Business Model is set forth below in Part II under Item 6 - Management's Discussion And Analysis or Plan of Operation - Subsequent Events - Our Plan of Operation.

Our Competitive Position

The markets in which we intend to do business under our new business model are highly competitive. There are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. Within the sectors in which we plan to operate our new businesses, the large industry participants make up the most significant share of the market. There is increasing competition in the industry and the usage of cooperation agreements, alliances and partnerships have also increased. We may not be able to compete effectively against other industry participants.

Compliance with Government Regulations

The part of our business related to satellites is a highly regulated industry both in the United States and internationally. We plan to have a satellite business located abroad. It is our intention to have the satellites constructed and launched outside of the United States. We will need to comply with the applicable satellite regulation of the United States and other countries. Furthermore, in order to operate internationally, remote imaging satellites may require International Telecommunications Union (“ITU”) coordination and registration and licenses from the United States and governments of foreign countries relating to imagery may be directly downlinked. Applicable regulations may include:

•
International Telecommunication Union regulations, which define for each service the technical operating parameters, including maximum transmitter power, maximum interference to other services and users, and the minimum interference the user must operate under for that service;

•	the Intelsat and Inmarsat agreements, which require that operators of international satellite systems demonstrate that they will not cause technical harm to Intelsat and Inmarsat; and

•	regulations of the United States and foreign countries that may require satellite operators to secure appropriate licenses and operational authority to use the required spectrum in each country.

We currently intend to construct our satellites through minority ownership in strategic alliance joint ventures located outside of the U.S. We currently have no intention of constructing satellites in the U.S. or of using U.S. airspace. However, we may nonetheless become subject to the U.S. regulatory regime including various forms of regulation under different U.S. laws and regulations that govern the collection and transmission of satellite imagery, as well as satellite tracking, telemetry and control. These include: the International Traffic in Arms Regulations administered by the U.S. Department of State, the Export Administration Regulations administered by the Department of Commerce and various Federal Communications Commission regulations. Further, U.S. regulators may subject us in the future to new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present U.S. regulatory environment. U.S. regulators could decide to impose limitations on U.S. companies that are currently applicable only to other countries, or other regulatory limitations that affect satellite remote imaging operations. Any limitations of this kind could adversely affect our business and our results of operations.

During the appropriate stages of the development, we plan to comply with all the necessary government regulations. At the appropriate points during our development, we plan, to obtain all U.S., ITU and international licenses, authorizations and registrations necessary to operate effectively. Though we believe that we should be able to receive these licenses, approvals and registrations, we cannot assure you that we will be successful in doing so. The failure to obtain some or all necessary licenses, approvals or registrations could adversely affect our business.

As of the date of this Report, the Company’s strategic alliance financings and plans to make minority investments constitutes cash and nominal investments. These contemplated transactions do not have the effect of causing the Company to cease being a shell company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). The Company expects to transition from such status after closing future transactions and will report the transition in accordance with the Exchange Act and the rules and regulations promulgated thereunder.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the year ending December 31, 2008. Research and development efforts are expected to be conducted by our strategic alliance and joint venture partners, including the Politechnico di Torino, in Torino, Italy.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended December 31, 2007.

Intellectual Property

As of December 31, 2007, we did not own any intellectual property. Subsequent to the fiscal year end 2007 we registered the internet domain name 4CControls.com and related domain names. The information contained in our website is not part of this Report. We do not currently have any patents in regards to any proprietary technology.

Employees

Upon the resignation of Alexei Gavriline as our Company’s President and Chief Executive Officer on December 18, 2007, Mr. Sharif Rehuman was appointed President and Chief Executive Officer. Mr. Rehuman resigned as President and Chief Executive Officer as of February 4, 2008. On February 6, 2008, Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer. As of December 31, 2007, we had no full or part time paid employees. As of March 28, 2008, our only employees are Mr. Sullivan, who is the Chief Financial Officer and interim President and Chief Executive Officer, and Barbara Salz, Corporate Secretary, each of whom serve on a part-time basis. The Company has not yet determined its anticipated staff needs for the fiscal year ending December 31, 2008.

Where You Can Find More Information

The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

4C CONTROLS INC.
Rockefeller Center
1230 Avenue of the Americas - 7th Floor
New York, NY 10020
Telephone: (917) 639-4305
Attention: Gerald Sullivan
Title: Chief Financial Officer

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any real estate or other property. The Company does not plan on investing directly or indirectly in real estate in the near future. As of March 28, 2008 the Company is renting office space in New York, New York for $375 per month which may be terminated upon three months advance notice by the Company.

ITEM 3: LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no meetings of security holders during the period covered by this Report.

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “FOUR”. Prior to February 26, 2008 our common stock traded on the over-the-counter bulletin board under the symbol “AMEC”. The following table sets forth for the periods indicated the high and low close prices for the Company’s common stock in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.  The following prices do not reflect the effects of the Company’s 6 for 1 stock dividend declared on December 18, 2007 and paid on January 4, 2008.

	Common Stock
	High	Low
Quarter Ended December 31, 2007	5.90	1.02
Quarter Ended September 30, 2007	2.50	2.00
Quarter Ended June 30, 2007	2.40	1.85
Quarter Ended March 31, 2007	2.90	0.65
Quarter Ended December 31, 2006(1)	2.75	0.53

(1) No stock price information is available regarding the Company prior to December 18, 2006.

(b) Holders.

At March 28, 2008, there were 54 stockholders of record of the Company’s common stock.

(c) Dividends.

On December 18, 2007, the Board of Directors declared the payment of a stock dividend, approving the payment of such dividend to all of the stockholders of record of the Company as of the record date of January 2, 2008. The stock dividend was paid on January 4, 2008 and the ex-dividend date was January 7, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock.

During the period covered by this Report, we have not declared or paid cash dividends. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. We anticipate retaining any earning for use in our continued development. We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three fiscal years through December 31, 2007, the Company has not sold any securities without registering such securities under the Securities Act of 1933, as amended.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Plan of Operations during the year ended December 31, 2007

We were incorporated in the State of Nevada on December 28, 2004 as Amecs Inc. During the fiscal year ended December 31, 2007, our business model was to develop a website that would serve as an electronic market place for automotive dealerships. As of December 31, 2007, the Company had not started operations. As of December 31, 2007, we had not yet generated any revenues. During the year ended December 31, 2007, the Company had no plans to add any significant number employees or to purchase significant equipment. The Company was not engaged in any research or development. At December 31, 2007, the Company had no working capital or other funds on hand. On March 3, 2008, the Company announced a change in its business model. The Company now intends to pursue a new business model on the basis of international security and surveillance technology.

Change of Control

On December 18, 2007, Mr. Alexei Gavriline sold 5 million shares of the Company’s common stock to Rudana Investment Group AG (“Rudana”). Rudana purchased the shares of Company common stock pursuant to agreement dated as of December 5, 2007. Rudana acquired 83.2% of the 6,007,650 issued and outstanding shares of the Company as of December 18, 2007. In connection with the execution of the agreement with Rudana and the change in control, Mr. Gavriline, who had served as the Company’s sole officer and director since the Company’s inception, resigned on December 18, 2007.

Prior to Mr. Gavriline’s resignation, on December 18, 2007, Mr. John Genner and Dr. Riccardo Maggiora were each appointed to fill vacancies on the board of directors of the Company. Mr. John Genner subsequently resigned as a director on February 5, 2008. Mr. Sharif Rehuman served as the President and Chief Executive Officer from December 18, 2007 until his resignation as of February 4, 2008.

Revenues

During the fiscal year ended December 31, 2007, the Company had no revenues.

Subsequent Events

In connection with a change of control that occurred on December 18, 2007, we changed our name from “Amecs Inc.” to “4C Controls Inc.” on February 12, 2008. Our trading symbol on the over-the-counter bulletin board changed to FOUR.

On February 6, 2008, Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer of the Company. On February 6, 2008 Ms. Barbara Salz was appointed as Corporate Secretary. As of March 28, 2008 the Company’s Board of Directors consists of Dr. Augustine Fou who was appointed to fill a vacancy on the Board of Directors on February 6, 2008 and Dr. Riccardo Maggiora who was appointed to fill a vacancy on the Board of Directors on December 18, 2007.

On March 3, 2008, the Company announced a change in its business model. The Company now intends to pursue a new business model on the basis of international security and surveillance technology. The Company intends to create strategic affiliations with leading international security and surveillance enterprises serving security markets worldwide and establish an ability to design, manage and integrate state-of-the-art high technology security solutions with comprehensive and fully integrated service offerings. The Company anticipates acquiring technologies and large global distribution networks primarily in the market sectors of (1) electronic surveillance/ global access control markets; and (2) low-orbit high resolution satellites technologies.

In order to commence its new business model, the Company has made a first tranch investment of AUD $1 million (approximately US $940,900) in BQT Solutions Limited (“BQT Solutions”). The payment for the investment was made on behalf of the Company by Rudana. The total value of investment in BQT Solutions is AUD$24 million (approximately US$21.6 million) of which AUD$4 million is intended to be directly invested in BQT Solutions, AUD$14 million (approximately US$12.6 million) in BQT Satellites Ltd (“BQT Satellites”) and AUD$6 million (approximately US$5.6 million) in BQT Intelligent Security Systems Pty Ltd (“BQT Security,” and together with BQT Solutions and BQT Satellites, the “BQT Group”). The balance of the Company’s investments in the BQT Group and the strategic alliance transactions contemplated by the Securities Purchase Agreement require approval by the BQT Solutions shareholders. BQT Solutions expects to solicit approval from its shareholders during the second quarter 2008. If the Company does not obtain approval from the shareholders of BQT Solutions the Company nonetheless intends to pursue its new business model with other acquisitions. Rudana, the majority shareholder of the Company, has undertaken to provide 4C Controls with the funds required to complete the Company’s strategic alliance financing investments in BQT Solutions.

Our Plan of Operation

As of March 3, 2008, the Company now plans to position itself as a leading international security and surveillance group serving security markets worldwide. The Company’s aim is to achieve the global superiority through cutting edge technology and industrial development, offering diverse and integrated security and surveillance solutions.

The Company’s strategy focuses on technology as the key driver of growth in the security market as the market shifts towards more integrated security solutions including:

•	offering high technology security integrated solutions providing real-time early warning and reduction of time scales from threat-detection to termination in the field;

•
planning strategic mergers and acquisitions in the global security industry to ensure fast access to the industry and strengthen its ability to design, manage and integrate cutting edge technological security solutions and achieve a comprehensive service offering; and

•	primarily focusing on acquisition of technologies and large distribution networks in the following market sectors:

•	Electronic Surveillance / Access Control Markets: Biometric, Radio Frequency identification (“RFID”), Real Time Locating Systems (“RTLS”) and closed-circuit television (“CCTV”);

•	High Resolution Low Equatorial Synthetic Aperture Radar (“SAR”) Satellites; and

•	Ground high performance radars for intrusion detection.

The Company’s strategy is to diversify and expand its activities in the security and surveillance technology sector. This strategy is expected to involve hiring of senior management with expertise in the selected expansion sectors, particularly the commercial segment. The Company expects to conduct its expansion plan as follows:

The Company intends to focus on commercializing an access control systems and support sales of biometrics, smart card readers, CCTV cameras and customized solutions for selected key clients. Access control management systems are sophisticated, intelligent and cost effective security applications that provide movement and access controls within a facility.

The Company’s satellite plan intends to focus on design, building and operation of small SAR satellites dedicated for earth observation and surveillance. The Company has established an alliance with Politechnico di Torino (“Polito”), one of the leading European technology and scientific research institutes. The alliance is presently conducted with BQT Polito Space Technologies SPA (“BP Space”), an Italian private stock company.

The Company is negotiating the acquisition from Polito of technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, RFID and RTLS for monitoring and surveillance. The Company is also negotiating the acquisition of a highly qualified manufacturer of security and surveillance products. The completion of this acquisition is expected to provide the Company with manufacturing capability for the technologies expected to be acquired from Polito.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the year ending December 31, 2008. Research and development efforts are expected to be conducted by our strategic alliance and joint venture partners, including the Politechnico di Torino, in Torino, Italy.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2008.

Employees

Upon the resignation of Alexei Gavriline as our Company’s President and Chief Executive Officer on December 18, 2007, Mr. Sharif Rehuman was appointed President and Chief Executive Officer. Mr. Rehuman resigned as President and Chief Executive Officer as of February 4, 2008. On February 6, 2008, Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer. As of March 28, 2008, our only employees are Mr. Sullivan, who is the Chief Financial Officer and interim President and Chief Executive Officer, and Barbara Salz, Corporate Secretary, each of whom serve on a part-time basis. As of December 31, 2007, the Company had no full or part time paid employees. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008.

Liquidity and capital resources

During the year ended December 31, 2007 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Our consolidated cash balance at December 31, 2007 was $6,313. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including production facilities.

We will need to raise additional capital to implement our new business plan and continue operations. We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations. We cannot guarantee that we will be successful in raising additional cash resources for our operations or that we will stay in business after our new business plan has commenced.

As of the date of this Report, we have not yet generated any revenues from our business operations.

As of December 31, 2007, our total assets were $6,313 and our total liabilities were $18,000.

Subsequent to the period covered by this Report, the Company has issued a warrant to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. The warrant is exercisable for the purchase of 20 million shares of Company restricted common stock at an exercise price of US$3.45 per share, which was the closing publicly traded market price of the Company’s common stock on March 25, 2008, the date immediately preceding the date of grant of the warrant. The Arimathea warrant will vest and become exercisable in three equal tranches upon the following events: (i) closing of the Company’s BQT Group investments; (ii) closing of the first contract for the sale of a satellite by BQT Satellites; and (iii) closing of the second contract for the sale of a satellite by BQT Satellites. Under the terms of its warrant, Arimathea will not be permitted to exercise and own more than 4.9% of the Company’s Common Stock at any given time. The Arimathea Warrant does not contain any call provisions and there is no obligation on the part of Arimathea to exercise its warrant at any time. Assuming exercise in full of the warrant by Arimathea, the Company would realize approximately $70 million in proceeds.

Off Balance Sheet Arrangements

As of December 31, 2007, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7: FINANCIAL STATEMENTS

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
4C Controls Inc. (formerly known as Amecs Inc.)
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheet of 4C Controls Inc. (formerly known as Amecs Inc.) (A Development Stage Company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2007 and the period from inception (December 28, 2004) to December 31, 2007. We did not audit the statements of operations and changes in stockholders’ deficiency of the Company from inception (December 28, 2004) to December 31, 2006 (not presented separately herein). Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4C Controls Inc. (formerly known as Amecs Inc.) (A Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from inception (December 28, 2004) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.

Hackensack, New Jersey
March 30, 2008

13A

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
4C Controls Inc. (formerly Amecs Inc.)
(A Development Stage Company)

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of 4C Controls Inc. (formerly Amecs Inc.) (A Development Stage Company) for the year ended December 31, 2006 and accumulated from December 28, 2004 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of its operations and its cash flows of 4C Controls Inc. (formerly Amecs Inc.) (A Development Stage Company), for the year ended December 31, 2006 and accumulated from December 28, 2004 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 23, 2007

13B

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$6,313
TOTAL CURRENT ASSETS	6,313

TOTAL ASSETS	$6,313

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued liabilities	$18,000
TOTAL CURRENT LIABILITIES	18,000

STOCKHOLDERS’ DEFICIENCY:
Common stock, $0.00001 par value
100,000,000 shares authorized
42,053,550 shares issued and outstanding	60
Additional paid-in capital	99,207
Donated capital	24,000
Common stock dividend distributable	360
Deficit accumulated during development stage	(135,314)
TOTAL STOCKHOLDERS’ DEFICIENCY	(11,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,313

See notes to financial statements

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

STATEMENT OF OPERATIONS

	Year Ended December 31,		From Inception (February 28, 2004) To December 31,
	2007	2006	2007

REVENUE	$-	$-	$-

COSTS AND EXPENSES:
Consulting fees		7,500	7,500
Donated services		12,000	24,000
Impairment loss on website development		5,000	5,000
General and administrative expenses	1,075	2,248	6,814
Professional fees	36,210	15,959	91,640
TOTAL COSTS AND EXPENSES	37,285	42,707	134,954

NET LOSS	$(37,285)	$(42,707)	$(134,954)

NET LOSS PER COMMON SHARE BASIC AND DILUTED*	(0.0008)	(0.0010)	-

WEIGHTED AVERAGE SHARES OUTSTANDING	42,053,550	42,053,550	-

*After giving effect to stock dividend.

See notes to financial statements

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

						DEFICIT
					COMMON	ACCUMULATED
			ADDITIONAL		STOCK	DURING
	COMMON STOCK		PAID-IN	DONATED	DIVIDEND	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	CAPITAL	DISTRIBUTABLE	STAGE	TOTAL

BALANCE - DECEMBER 28, 2004 (Inception)	-	$-	$-	$-		$-	$-
Common stock issued for cash at $0.00001 per share	5,000,000	50	-	-		-	50
Net loss for the period	-	-	-	-		(6,520)	(6,520)
BALANCE - DECEMBER 31, 2004	5,000,000	50	-	-		(6,520)	(6,470)
Common stock issued for cash at $0.10 per share	1,007,650	10	100,755	-		-	100,765
Share issuance costs	-	-	(1,548)	-		-	(1,548)
Donated services	-	-	-	12,000		-	12,000
Net loss for the year	-	-	-	-		(48,442)	(48,442)
BALANCE - DECEMBER 31, 2005	6,007,650	60	99.207	12,000		(54,962)	56,305
Donated services	-	-	-	12,000		-	12,000
Net loss for the year	-	-	-	-		(42,707)	(42,707)
BALANCE- DECEMBER 31, 2006	6,007,650	60	99,207	24,000		(97,669)	25,598
Effect of stock dividend	36,045,900	-	-	-	360	(360)	-
Net loss for the year	-	-	-	-		(37,285)	(37,285)
BALANCE - DECEMBER 31, 2007	42,053,550	$60	$99,207	$24,000	$360	$(135,314)	$(11,687)

See notes to financial statements

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Year Ended December 31,		From Inception (December 28, 2004) To December 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(37,285)	$(42,707)	$(134,954)
Adjustments to reconcile net loss to
net cash used in operating activities:
Donated services	-	12,000	24,000
Impairment loss on website development costs	-	5,000	5,000
Change in operating assets and liabilities:
Prepaid expenses	29	-	-
Accrued expenses	17,595	(5,353)	18,000
NET CASH USED IN OPERATING ACTIVITIES	(19,661)	(31,060)	(87,954)

INVESTING ACTIVITIES:
Website development costs	-	(5,000)	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(5,000)	(5,000)

FINANCING ACTIVITIES:
Advances from related party	-	794	34,019
Repayment to related party	(794)	(33,225)	(34,019)
Net proceeds from issuance of common shares	-	-	99,267
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(794)	(32,431)	99,267

INCREASE (DECREASE) IN CASH	(20,455)	(68,491)	6,313

CASH - BEGINNING OF PERIOD	26,768	95,259	-

CASH - END OF PERIOD	$6,313	$26,768	$6,313

See notes to financial statements

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1	DEVELOPMENT STAGE COMPANY

4C Controls Inc. (formerly known as Amecs Inc. - the “Company”) was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standards No. 7, “Development Stage Companies”. Prior to March 2008, the Company’s planned operation involved business-to-business e-commerce and was based in Toronto, Ontario, Canada. The Company proposed to create an electronic marketplace for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles that are coming off lease, offered as a trade-in or otherwise available.

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company. As of December 31, 2007, the Company has an accumulated deficit of $135,314. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 3, 2008, the Company announced a change in its business model. The Company now intends to pursue a new business model on the basis of international security and surveillance technology. The Company intends to create strategic affiliations with leading international security and surveillance enterprises serving security markets worldwide and establish an ability to design, manage and integrate state-of-the-art high technology security solutions with comprehensive and fully integrated service offerings. The Company anticipates acquiring technologies and large global distribution networks primarily in the market sectors of (1) electronic surveillance/global access control markets; and (2) low-orbit high resolution satellites technologies.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Website development costs

The Company recognized the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs, the Company follows the guidance pursuant to the Emerging Issues Task Force (“EITF”) No, 00-2, “Accounting for Website Development Costs” (“EITF 00-2”).

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Long-lived assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The fair values of cash, prepaid expense, accrued liabilities and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risks.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian Dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in the fiscal year 2009.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). “ This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 31, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No, 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Other comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income/(Loss),” establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. As of December 31, 2007 and 2006, the Company has no items that represent comprehensive loss.

Revenue recognition

The Company has not generated any revenue since inception on December 28, 2004.

3.	WEBSITE DEVELOPMENT COST

In 2006 the Company paid a $5,000 fee to a third-party consultant for the development of the Company’s website. The capital expenditure was initially capitalized in accordance with EITF 00-2. As of December 31, 2006, the cost was written off as it is uncertain whether the Company will be able to recover the amount paid.

4	RELATED PARTY TRANSACTIONS

The President of the Company provided management services to the Company with a fair value of $1,000 per month. During the year ended December 31, 2006 the Company recognized a total of $12,000 (2005 - $12,000). The amounts were charged to operations and treated as donated capital.

5	STOCKHOLDERS’ EQUITY

On December 18, 2007, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of January 2, 2008. The stock dividend was paid on January 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock.

6	INCOME TAXES

The Company has available $111,000 of net operating loss carryforwards available to offset future taxable income, if any. These carryforwards expire as follows:

2024	$43,000
2025	$30,700
2026	$37,300

The Company has a deferred tax asset of approximately $38,000 relating to available net operating loss carryforwards for which a valuation allowance has been provided.

7	SUBSEQUENT EVENTS

On March 7, 2008 the Company sold 470,450 post split shares of its common stock and 117,613 warrants to its principal shareholder for $940,900. The warrants become exercisable at $.25 per share on March 3, 2009 and expire on March 3, 2018.

The proceeds from this sale were invested in BQT Solutions, Limited (“BQT”). The Company intends to invest an aggregate of $24,000,000 in BQT and its affiliated companies, subject to obtaining approval from the BQT shareholders. The principal shareholder of the Company has undertaken to provide the Company with the funds required to complete the above mentioned investments.

In March 2008 the Company issued a warrant to purchase 20,000,000 shares of common stock for $3.45 per share in consideration for international corporate development services to be rendered to the Company. The warrant will vest and become exercisable in three equal tranches when certain events occur.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the period covered by this Report, on March 6, 2008, the Company dismissed its independent auditor, Manning Elliott LLP. Effective as of March 6, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor. The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors.

During the Company's two most recent fiscal years the opinion of Manning Elliott LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows. Each of the independent auditor's reports of Manning Elliott LLP dated February 23, 2007 (for the year ended December 31, 2006) and February 7, 2006 (for the year ended December 31, 2005) contained “going concern” qualifications. This qualification in each report indicated that Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan and stressed the absence of any resulting adjustments in the financial statements; thus raising substantial doubts regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Manning Elliott LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Manning Elliott LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A: CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Financial Officer also serving as acting Chief Executive Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of March 28, 2008:

Name	Age	Position
Gerald Sullivan	47	Chief Financial Officer and Interim President and Chief Executive Officer
Barbara S. Salz	57	Corporate Secretary
Dr. Augustine Fou	36	Director
Dr. Riccardo Maggiora	38	Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Biographical Information Regarding Officers and Directors

Mr. Gerald Sullivan, Chief Financial Officer and Interim President and Chief Executive Officer. Mr. Sullivan has served as an officer of the Company since February 6, 2008. Mr. Sullivan has served as President, Chief Executive Officer and Chief Financial Officer of the Industry Leaders Fund since 1999. Mr. Sullivan has more than ten years of experience in highly regulated financial reporting systems. Mr. Sullivan has also served as President and Chief Investment Officer of Claremont Investment Partners, L.L.C. since 1997. Mr. Sullivan obtained his undergraduate degree from Columbia University and holds an M.B.A. from the University of Chicago, Graduate School of Business. Mr. Sullivan renders his services to the Company on a part time basis.

Barbara S. Salz, Corporate Secretary. Ms. Salz has served as Corporate Secretary of the Company since February 6, 2008. Ms. Salz provides her services to the Company through Corporate Secretarial Services LLC, a New Jersey Limited Liability Company (“CSS”). Ms. Salz has served CSS since 2003. CSS provides corporate secretarial officer services to companies in the United States and abroad. Ms. Salz renders her services to the Company on a part time basis.

Dr. Augustine Fou, Director. Dr. Fou has served as a director of the Company since February 6, 2008. Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, and completed a course of study in the Management of Technology, MIT Sloan School of Management. Dr. Fou earned his BS summa cum laude from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. In 1996 he founded go-Digital Internet Consulting Group, Inc. where his consulting mandates through 1999 included work for IBM, the Federal Reserve Bank of New York, the Norwegian Trade Council, the Ministry of Finance of the Government of Macao, the Canadian Consulate General, and Gouvernement du Quebec. Since 1999, Dr. Fou has been affiliated with Marketing Science Consulting Group, Inc. which he founded as a technology services firm and which automates large-scale consumer marketing campaigns using a variety of high technology marketing, interactivity, and payment modules.

Dr. Riccardo Maggiora, Director. Dr. Maggiora has served as a director of the Company since December 18, 2007. Dr. Maggiora is an Associate Professor and member of Antenna and Electromagnetic Compatibility Laboratory (LACE), Politecnico di Torino, Italy. Professor Maggiora has a more than ten years of experience in designing and accomplishing the realization of a variety of radar and image processing systems. Professor Maggiora is the inventor of patented technologies in the area of ground intrusion detection radar. He also serves on the Board and as CEO of BQT Polito Space Technologies SpA.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2007, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Rudana Investment Group AG (1)	1	1	0

(1)	Rudana Investment Group AG filed a Report on Form 3 on December 18, 2007 which was due on December 15, 2007.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We have posted a copy of our Code of Ethics on our website, www.4CControls.com. We adopted a new Code of Ethics on March 27, 2008. We had not granted any waivers to the prior version of the Code of Ethics. The purpose of the adoption of the new Code of Ethics was to conform it to our new business model announced on March 4, 2008 and have it be responsive to our new management structure. To the knowledge of the Company, there were no reported violations under the prior version of the Code of Ethics. No persons have benefitted from the adoption of the new Code of Ethics. In the event of any future amendments to, or waivers from, the provisions of the new Code of Ethics, we intend to describe on our Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Board Committees

Audit Committee and Charter

We have a designated audit committee of the board. Audit committee functions are performed by our entire board of directors, in accordance with the Company’s audit committee charter. Dr. Fou is the sole director who may be deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not yet warranted. We intend to appoint an audit committee financial expert during the foreseeable future.

Disclosure Committee

We have a designated disclosure committee of the board. Disclosure committee functions are performed by our entire board of directors, in accordance with the Company’s disclosure committee charter.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

No officer of the Company received any compensation during the past two fiscal years.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2007 fiscal year end for any officer or director.

Director Compensation

No director of the Company received any compensation during the 2007 fiscal year.

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non-Executive Directors	Chairman	Fees for Non-Executive Committee Chairs (Audit Committee)	Fees for Non-Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)
Retainer (1)	$24,000	N/A	N/A	N/A

(1) Paid in increments of $2,000 per month.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Employment Contracts

As of the end of the fiscal year ended December 31, 2007, the Company did not have any employment contracts with any officer, director or other employees. The Company expects to enter into written agreements with its officers, directors and key employees during 2008.

The Company and Gerald Sullivan have agreed that Mr. Sullivan’s compensation as an officer of the Company will be $100,000 per annum. Mr. Sullivan serves the Company on a part-time basis. As of March 28, 2008, none of the other Company officers of directors are entitled to aggregate compensation in excess of $100,000. The Company expects to adopt an equity incentive plan for its officers, directors and key employees during 2008 and make grants under such plan in accordance with comparable industry standards.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2007

As of December 31, 2007, no equity securities of the Company were authorized for issuance pursuant to equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 28, 2008 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 42,524,000 shares of the Company's common stock outstanding as of March 28, 2008.

The Company intends to adopt an equity incentive plan for its officers, directors and key employees during 2008.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Stockholders
Rudana Investment Group AG (1)	35,470,450	117,613	35,588,063	83.7%

Executive Officers and Directors
Gerald Sullivan (2)	0	0	0	0
Sharif Rehuman (3)	0	0	0	0
Alexei Gavriline (4)	0	0	0	0
John Genner (5)	0	0	0	0
Riccardo Maggiora (6)	0	0	0	0

All Officers and Directors as a Group (7)	0	0	0	0

(1)
On December 18, 2007, Rudana acquired 5 million shares of the Company’s common stock from Mr. Alexei Gavriline. Pursuant to the payment of a stock dividend to all Company shareholders of record as of January 2, 2008, the common stock ownership of Rudana increased to 35 million shares on January 4, 2008. On March 7, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Rudana. In consideration of US$940,900 (AUD$1 million) which was paid by Rudana directly to BQT Solutions on behalf of the Company as the first tranche of the BQT Group Securities Purchase Agreement investment, Rudana purchased 470,450 shares of the Company’s common stock and 117,613 Warrants. The Warrants will become exercisable on March 3, 2009 and will expire on March 3, 2018. The Warrants are each exercisable for the purchase of one share of Company common stock at a purchase price of $0.25 per share. As of the date of filing of this Report, Rudana beneficially owns 35,588,063 shares of the Company’s common stock, including the shares underlying the Warrants.

(2)	Mr. Sullivan has served as the Chief Financial Officer and the Interim President and Chief Executive Officer of the Company since February 6, 2008.

(3)	Mr. Rehuman served as the President and Chief Executive Officer of the Company from December 18, 2007 until February 4, 2008.

(4)	Mr. Gavriline served as a director and as the President, Chief Executive Officer and Chief Financial Officer of the Company from December 28, 2004 until December 18, 2007.

(5)	Mr. Genner served as a director of the Company from December 18, 2007 until February 5, 2008.

(6)	Dr. Maggiora has served as a director of the Company since December 18, 2007.

(7)
Includes only the CEO and other officers and directors who serve in policy-making roles and earn more than $100,000 as calculated after reductions for non-tax qualified compensation and nonqualified deferred compensation plans.

The mailing address for each of the listed individuals is c/o 4C Controls Inc., Rockefeller Center, 1230 Avenue of the Americas - 7th Floor, New York, NY 10020.

The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Sale of Securities to Rudana Investment Group AG

On December 18, 2007, Rudana acquired 5 million shares of the Company’s common stock from Mr. Alexei Gavriline. Pursuant to the payment of a stock dividend to all Company shareholders of record as of January 2, 2008, the common stock ownership of Rudana increased to 35 million shares on January 4, 2008. On March 7, 2008, the Company entered into a Subscription Agreement with Rudana. In consideration for the payment of US$940,900 (AUD$1 million) paid directly by Rudana to BQT Solutions on behalf of the Company as the first tranche of the BQT Group Securities Purchase Agreement investment, Rudana purchased 470,450 shares of the Company’s common stock at a purchase price of $2.00 per share and 117,613 Warrants. The Warrants will become exercisable on March 3, 2009 and will expire on March 3, 2018. The Warrants are each exercisable for the purchase of one share of Company common stock at a purchase price of $0.25 per share. As of March 28, 2008, Rudana beneficially owns 35,588,063 shares of the Company’s common stock, including the shares underlying the Warrants.  The Company has utilized the proceeds of the transaction for purposes of commencement of the Company’s new business model.

Review by Board of Directors

The Board of Directors of the Company has ratified and approved the foregoing two transactions. On the basis of its review, the Board of Directors concluded that the terms and conditions of these transactions are fair and reasonable to the Company. The Board of Directors of the Company furthermore concluded that these transactions will benefit the Company’s shareholders notwithstanding the related-party aspect of these transactions.

Director Independence

As of March 28, 2008, the Company has two directors. The Company’s Board of Directors has determined that Augustine Fou is independent, and Riccardo Maggiora is not independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee. Both of these committees consist of the entire Board of Directors.

ITEM 13: EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits
Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.2	Bylaws, as amended.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated December 5, 2007, between Rudana Investment Group AG and Alexei Gavriline, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on December 18, 2007.

Exhibit 14.1	Code of Ethics, adopted March 27, 2008.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.

Exhibit 99.2	Disclosure Committee Charter, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2007 totaled $15,000.  The aggregate fees billed by Manning Elliot LLP, Charted Accountants, for professional services rendered for the quarterly review of the Company’s financial statements and for that portion of the audit of the Company’s annual financials statements for the fiscal year ended December 31, 2006 which was performed in the year ended December 31, 2007 totaled $10,625. The aggregate fees billed by Manning Elliot LLP, Charted Accountants, for professional services rendered for the quarterly review of the Company’s financial statements and for that portion of the audit of the Company’s annual financials statements for the fiscal year ended December 31, 2005 which was performed in the year ended December 31, 2006 totaled $8,800.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2007, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by Manning Elliott LLP, Chartered Accountants for audit related services for the fiscal year ended December 31, 2006 and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2007 was $3,000. The aggregate fees billed by Manning Elliott LLP, Chartered Accountants for tax compliance for the fiscal year ended December 31, 2006 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2007, were $0. The aggregate fees billed by Manning Elliott LLP for services other than those described above, for the year ended December 31, 2006, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company, P.A. and by Manning Elliott LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4C Controls Inc.

By:	/s/ Gerald Sullivan
	Name:	Gerald Sullivan
	Title:	Acting Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer
	Date:	March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Augustine Fou
Name:	Dr. Augustine Fou
Title:	Director
Dated:	March 31, 2008

/s/ Riccardo Maggiora
Name:	Dr. Riccardo Maggiora
Title:	Director
Dated:	March 31, 2008

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.2	Bylaws, as amended.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated December 5, 2007, between Rudana Investment Group AG and Alexei Gavriline, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on December 18, 2007.

Exhibit 14.1	Code of Ethics, adopted March 27, 2008.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.

Exhibit 99.2	Disclosure Committee Charter, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.