Form 10-Q
period 2008-03-31
4C Controls Inc
filed 2008-05-15
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52074

4C Controls Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0446287
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rockefeller Center
1230 Avenue of the Americas - 7th Floor
New York, NY 10020
(Address of principal executive offices)

(917) 639-4305
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 12, 2008, the Issuer had 42,524,000 shares of its Common Stock outstanding.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current Assets
Cash	25,838	6,313
Investment in BQT Solutions, Ltd.	940,900	-

Total Current Assets and Total Assets	966,738	6,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	73,780	18,000
Loan from stockholder	100,000	-

Total Current Liabilities and Total Liabilities	173,780	18,000

Commitments and Contingencies

Stockholders' Equity (Deficiency)	792,958	(11,687)

Total Liabilities and Stockholders' Equity (Deficiency)	966,738	6,313

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Operations

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 28, 2004
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Revenue	-		-

Expenses

Consulting fees	-	-	7,500
Donated services	-	3,000	24,000
Impairment loss on website development	-	-	5,000
Board of Directors Fees	6,000	-	6,000
General and administrative	25,453	343	32,267
Personnel	24,943	-	24,943
Professional fees	79,860	10,209	171,500

Total expenses	136,255	13,552	271,209

Net Loss	(136,255)	(13,552)	(271,209)

Net Loss Per Share	(0.0032)	(0.0003)

Weighted Average Shares Outstanding	42,173,766	42,053,550

*After giving effect to stock dividend.

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to March 31, 2008						Deficit
					Common	Accumulated
			Additional		Stock	During the
	Common Stock		Paid-in	Donated	Dividend	Development
	Shares	Par	Capital	Capital	Distributable	Stage	Total
Balance - December 28, 2004	#	Value ($)	($)	($)		($)	($)
(Date of Inception)
Common stock issued for cash at
$0.00001 per share	5,000,000	50	-	-			50
Net loss for the period	-	-	-	-		(6,520)	(6,520)
Balance - December 31, 2004	5,000,000	50	-	-		(6,520)	(6,470)
Common stock issued for cash at
$0.10 per share	1,007,650	10	100,755				100,765
Shares issuance costs			(1,548)				(1,548)
Donated services				12,000			12,000
Net loss for the year						(48,442)	(48,442)
Balance - December 31, 2004	6,007,650	60	99,207	12,000		(54,962)	56,305
Donated services				12,000			12,000
Net loss for the year						(42,707)	(42,707)
Balance - December 31, 2006	6,007,650	60	99,207	24,000		(97,669)	25,598
Effect of stock dividend	36,045,900				360	(360)	-
Net loss for the year						(37,285)	(37,285)
Balance - December 31, 2007	42,053,550	60	99,207	24,000	360	(135,314)	(11,687)
Sale of common stock	470,450	5	940,895				940,900
Issuance of stock dividend		360			(360)		-
Net loss for the period						(136,255)	(136,255)
Balance - March 31, 2008	42,524,000	425	1,040,102	24,000	-	(271,569)	792,958

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Cash Flows
			Accumulated from
	For the Three	For the Three	December 28, 2004
	Months ended	Months ended	(Date of
	March 31,	March 31,	Inception)
	2008	2007	to March 31, 2008

Operating Activities
Net loss	(136,255)	(13,552)	(271,209)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	3,000	24,000
Impairment loss on website development costs	-	-	5,000
Change in operating assets and liabilities
Accrued expenses	55,780	9,093	73,780

Net Cash Used in Operating Activities	(80,475)	(1,459)	(168,429)

Investing Activities
Website development costs	-	-	(5,000)

Net Cash Used in Investing Activities	-	-	(5,000)

Financing Activities
Loan from Stockholder	100,000	-	100,000
Advances from a related party	-	134	34,019
Repayment to a related party	-	-	(34,019)
Investment in BQT Solutions, Ltd.	(940,900)	-	(940,900)
Net proceeds from issuance of common shares	940,900	-	1,040,167

Net Cash Provided by Financing Activities	100,000	134	199,267

Increase (Decrease) in Cash	19,525	(1,325)	25,838
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	25,838	25,443	25,838

4C CONTROLS INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of 4C Controls, Inc. (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company. As of March 31, 2008, the Company has an accumulated deficit of $271,569. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - STOCKHOLDERS’ EQUITY

On March 7, 2008, the Company sold an existing shareholder 470,450 shares of its common stock and warrants exercisable for the purchase of 117,613 shares of the Company’s common stock for an aggregate consideration $940,900. The warrants will become exercisable on March 3, 2009, will expire on March 3, 2018, and will be exercisable at a price of $.25 per share.

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

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

On March 25, 2008 the Company issued warrants to purchase 20,000,000 shares at $3.45 per share exercisable only when certain performance commitments occur.

NOTE D - INVESTMENT IN BQT SOLUTIONS LTD.

The Company has made an initial investment of $940,900 into BQT Solutions Ltd. (“BQT”) in consideration for 5,000,000 ordinary shares of BQT, which represents less than 1% of the outstanding shares of BQT.

BQT is an Australian public company specializing in access control systems, biometric and smart card readers, CCTV, cameras and customized developments for selected clients. BQT’s strategy is to diversify and expand its activities in the security and surveillance technology sector. This strategy will involve hiring of senior management with expertise in the selected expansion sectors, particularly the commercial segment. BQT will focus on commercializing its SMAX access control system and support sales of existing company technologies of biometrics, smart card readers, CCTV cameras and customized solutions for selected key clients. The SMAX Access Control Management System is a sophisticated, intelligent and cost effective security application that provides movement and access controls within a facility.

NOTE E - RELATED PARTY TRANSACTION

On March 12, 2008 the Company’s majority shareholder loaned the Company $100,000 to cover operating expenses. The loan bears interest at 7.5% per annum and is due on demand.

NOTE F - BASIC AND DILUTED NET LOSS PER SHARE

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since the Company had losses in the three months ended March 31, 2008, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Introduction

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

We were incorporated in the State of Nevada on December 28, 2004 as Amecs Inc. On March 3, 2008, the Company announced a change in its business. The Company now intends to pursue a new business model on the basis of international security, surveillance, satellites, satellite images and access controls technology. As of March 31, 2008, the Company has not started operations related to the new business plans.

Change of Control

On December 18, 2007, Mr. Alexei Gavriline sold 5 million shares of the Company’s common stock to Rudana Investment Group AG (“Rudana”). Rudana purchased the shares of Company common stock pursuant to agreement dated as of December 5, 2007. Rudana acquired 83.2% of the 6,007,650 issued and outstanding shares of the Company as of December 18, 2007. In connection with the execution of the agreement with Rudana and the change in control, Mr. Gavriline, who had served as the Company’s sole officer and director since the Company’s inception, resigned on December 18, 2007. Prior to Mr. Gavriline’s resignation, on December 18, 2007, Mr. John Genner and Dr. Riccardo Maggiora were each appointed to fill vacancies on the board of directors of the Company. Mr. John Genner subsequently resigned as a director on February 5, 2008. Mr. Sharif Rehuman served as the interim President and Chief Executive Officer from December 18, 2007 until his resignation as of February 4, 2008.

Plan of Operations

In connection with a change of control that occurred on December 18, 2007, we changed our name from “Amecs Inc.” to “4C Controls Inc.” on February 12, 2008. Our trading symbol on the over-the-counter bulletin board changed to FOUR.

On February 6, 2008, Mr. Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer of the Company. On February 6, 2008 Ms. Barbara Salz was appointed as Corporate Secretary. As of March 31, 2008 the Company’s Board of Directors consisted of Dr. Riccardo Maggiora who was appointed to fill a vacancy on the Board of Directors on December 18, 2007 and Dr. Augustine Fou who was appointed to fill a vacancy on the Board of Directors on February 6, 2008. Subsequent to the period covered by this Report, Mr. Jean-Robert Martin was appointed to fill a vacancy on the Board of Directors, effective April 29, 2008, and was appointed to serve as Chairman of the Board of Directors.

On March 3, 2008, the Company announced a change in its business model. The Company now intends to pursue a new business model on the basis of international security, surveillance, satellite, satellite images and access controls technology. The Company intends to create strategic affiliations with leading international security and surveillance enterprises serving security markets worldwide and establish an ability to design, manage and integrate state-of-the-art high technology security solutions with comprehensive and fully integrated service offerings. The Company anticipates acquiring technologies and large global distribution networks primarily in the market sectors of (1) electronic surveillance and global access control markets; and (2) low-orbit high resolution satellite images and satellites technologies.

In order to commence its new business model, the Company has made a first tranch investment of AUD $1 million (approximately US $940,900) in BQT Solutions Limited (“BQT Solutions”), an Australian corporation. The payment for the investment was made on behalf of the Company by Rudana. On March 3, 2008, the Company entered into a Securities Purchase Agreement with the BQT Group (as defined below). Under the original terms of this agreement, it was intended that the total value of the Company’s investment in BQT Solutions would be AUD$24 million (approximately US$21.6 million) of which AUD$4 million was intended to be directly invested in BQT Solutions, AUD$14 million (approximately US$12.6 million) in BQT Satellites Ltd (“BQT Satellites”) and AUD$6 million (approximately US$5.6 million) in BQT Intelligent Security Systems Pty Ltd (“BQT Security,” and together with BQT Solutions and BQT Satellites, the “BQT Group”). Subsequent to the period covered by this Report, on May 1, 2008, the Company entered into an Amended and Restated Securities Purchase Agreement with the BQT Group (the “Amended and Restated Securities Purchase Agreement”). The Company’s investment in BQT Solutions has been amended to AUD$18 million. Subject to approval of the Amended and Restated Securities Purchase Agreement by the Shareholders of BQT Solutions Limited, the Company will continue its subscription for 20 million ordinary shares of BQT Solutions and be granted options for the issuance of an additional 9.5 million shares of BQT Solutions, which shares will become exercisable after a planned 7-to-1 reverse split of the common stock of BQT Solutions. Following the approval of BQT Solutions’ shareholders, the Company expects to purchase the 20 million ordinary shares of BQT Solutions for a total of AUD$4 million, out of which AUD$1 million was previously paid to BQT Solutions and AUD $14million in BQT Satellites. In exchange, the Company will own 40% of the share capital of BQT Satellites. The Company’s investment will enable BQT Satellites to commence operations of a business plan prepared by PriceWaterhouseCoopers. BQT Solutions expects to implement a new security development program directly, rather than through its subsidiary BQT Security.

The Company’s investments in the BQT Group and the strategic alliance transactions contemplated by the Amended and Restated Securities Purchase Agreement require approval by the BQT Solutions shareholders. BQT Solutions expects to solicit approval from its shareholders during the second quarter 2008. If the Company does not obtain approval from the shareholders of BQT Solutions, the Company nonetheless intends to pursue its new business model with other acquisitions. Rudana, the majority shareholder of the Company, has undertaken to provide 4C Controls with the funds required to complete the Company’s strategic alliance financing investments in BQT Solutions.

The Company plans to position itself as a leading international security, surveillance, satellite, satellite images and access controls technology group serving security markets worldwide. The Company’s aim is to achieve the global superiority through cutting edge technology and industrial development, offering diverse and integrated solutions.

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

•	primarily focusing on acquisition of technologies and large distribution networks in the following market sectors:

•	Electronic Surveillance and Access Control Markets: Biometric, Radio Frequency identification (“RFID”), Real Time Locating Systems (“RTLS”) and closed-circuit television (“CCTV”);
•	High Resolution Low Equatorial Synthetic Aperture Radar (“SAR”) Satellites;
•	Ground stations for Satellite Images; and
•	High performance ground radars for intrusion detection.

The Company’s strategy is to diversify and expand its activities in the international security, surveillance, satellite, satellite images and access controls technology sectors. This strategy is expected to involve hiring of senior management with expertise in the selected expansion sectors, particularly the commercial segment. The Company expects to conduct its expansion plan as follows:

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

The Company also intends to establish satellite ground stations at commercially attractive locations for receiving, processing and analyzing high and medium resolution satellite images.  The Company expects to enter into strategic alliance agreements regarding the operation of the satellite ground stations. The Company is only in the formative stage of planning for this business segment and has not yet established any ground stations or entered into any strategic alliances with respect to operation of the planned ground stations.

The Company is negotiating the acquisition from Polito of technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, RFID and RTLS for monitoring and surveillance. The Company is also negotiating the acquisition of a highly qualified manufacturer of security and surveillance products. The completion of this acquisition is expected to provide the Company with manufacturing capability for the technologies expected to be licensed from Polito.

Revenues

During the quarter ended March 31, 2008, the Company had no revenues.

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

Employees

Upon the resignation of Alexei Gavriline as our Company’s President and Chief Executive Officer on December 18, 2007, Mr. Sharif Rehuman was appointed President and Chief Executive Officer. Mr. Rehuman resigned as President and Chief Executive Officer as of February 4, 2008. On February 6, 2008, Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer. As of March 31, 2008, our only employees were Mr. Sullivan, who is the Chief Financial Officer and interim President and Chief Executive Officer, and Barbara Salz, Corporate Secretary, each of whom serve on a part-time basis. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008.

Liquidity and capital resources

During the quarter ended March 31, 2008 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including production facilities.

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incurred total expenses of $271,209, including total expenses of $136,255 during the three months ended March 31, 2008.

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

Our consolidated cash balance at March 31, 2008 was $25,838. As of March 31, 2008, our total assets (consisting of cash and investment in BQT Solutions, Ltd.) were $966,738 and our total liabilities were $173,780.

The Company has issued a warrant to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. Assuming exercise in full of the warrant by Arimathea, the Company would realize approximately $70 million in proceeds. The warrant is exercisable for the purchase of 20 million shares of Company restricted common stock at an exercise price of US$3.45 per share, which was the closing publicly traded market price of the Company’s common stock on March 25, 2008, the date immediately preceding the date of grant of the warrant. The Arimathea warrant will vest and become exercisable in three equal tranches upon the following events: (i) closing of the Company’s BQT Group investments; (ii) closing of the first contract for the sale of a satellite by BQT Satellites; and (iii) closing of the second contract for the sale of a satellite by BQT Satellites. Under the terms of its warrant, Arimathea will not be permitted to exercise and own more than 4.9% of the Company’s Common Stock at any given time. The Arimathea Warrant does not contain any call provisions and there is no obligation on the part of Arimathea to exercise its warrant at any time. As a result of the contingent nature of the vesting of the Arimathea warrant, no expense has been recognized.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Rudana Investment Group AG (“Rudana”). Prior to entering into the Subscription Agreement, Rudana owned 35 million of the Company’s 42,053,550 issued and outstanding shares of common stock.  Pursuant to the Subscription Agreement, Rudana has purchased 470,450 shares of the Company’s common stock (the “Common Stock”) and warrants (the “Warrants”) exercisable for the purchase of 117,613 shares of the Company’s common stock for $940,900. The Warrants will become exercisable on March 3, 2009, and will expire on March 3, 2018. The Warrants will be exercisable at a price of $.25 per share. After giving effect to this transaction, Rudana will own 35,588,063 shares of the Company’s common stock, including the shares underlying the Warrants.  The Common Stock and Warrants were sold to Rudana, a non-U.S. person, in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. The Company has utilized the proceeds of this transaction for purposes of commencement of the Company’s new business model.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

ITEM 5:  OTHER INFORMATION

Shareholder Loans

On March 12, 2008 the Company received a loan in the amount of One Hundred Thousand Dollars ($100,000.00) from Rudana, the Company’s majority shareholder (the “First Shareholder Loan”). The Company will use the proceeds from the First Shareholder Loan for general corporate purposes. The First Shareholder Loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the First Shareholder Loan, the Company executed a note setting forth the terms thereof. The First Shareholder Loan was approved by the Company’s Board of Directors.

On April 11, 2008 the Company received a loan in the amount of Sixty-One Thousand Dollars ($61,000.00) from Rudana, the Company’s majority shareholder (the “Second Shareholder Loan”). The Company will use the proceeds from the Second Shareholder Loan for general corporate purposes. The Second Shareholder Loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Second Shareholder Loan, the Company executed a note setting forth the terms thereof. The Second Shareholder Loan was approved by the Company’s Board of Directors.

Payment of Stockholder’s Legal Fees

On January 17, 2008, the Company’s Board of Directors determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. The Company paid $6,515.35 for Rudana’s legal fees in such regard.

ITEM 6.  EXHIBITS

Exhibit  Description

3.4	Articles of Incorporation, as amended.

10.2	Subscription Agreement, by and between the Company and Rudana Investment Group AG, dated as of March 7, 2008.

10.3	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of March 12, 2008.

10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated March 25, 2008.

10.5	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 11, 2008.

10.6	Director’s Agreement by and between the Company and Jean-Robert Martin, dated as of April 29, 2008.

10.7	Director’s Agreement by and between the Company and Augustine Fou, dated as of April 30, 2008.

10.8	Amended & Restated Securities Purchase Agreement by and between BQT Solutions Limited, BQT Satellites Limited and BQT Security Systems Pty Ltd, dated as of May 1, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4C CONTROLS INC.

Date: May 15, 2008	By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Chief Financial Officer and Interim President and Chief Executive Officer