Form 10-Q
period 2008-06-30
4C Controls Inc
filed 2008-08-19
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:   000-52074

4C Controls Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0446287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rockefeller Center
1230 Avenue of the Americas - 7th Floor
New York, NY 10020
(Address of principal executive offices)

(212) 886-4590
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
Yes ☒ No ☐

As of August 12, 2008, the Issuer had 44,329,990 shares of its Common Stock outstanding.

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

PART I   FINANCIAL INFORMATION

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Balance Sheet

	June 30	December 31,
	2008	2007
ASSETS	(unaudited)

Current Assets
Cash	229,700	6,313
Prepaid expense	37,818	-
Investment in BQT Solutions, Ltd.	1,602,268	-

Total Current Assets and Total Assets	1,869,786	6,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	169,893	18,000
Deposit for subscription of common stock	280,000	-
Interest payable	4,954	-
Loan payable - related party	1,163,709	-

Total Current Liabilities and Total Liabilities	1,618,556	18,000

Stockholders' Equity (Deficiency)	251,230	(11,687)

Total Liabilities and Stockholders' Equity (Deficiency)	1,869,786	6,313

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Operations

	For the Three Months ended June 30		For the Six Months ended June 30		Accumulated from December 28, 2004 (Date of Inception)
	2008	2007	2008	2007	to June 30, 2008
Revenue

Expenses
Director fees and expenses	12,067		18,067		18,067
General & Administrative	112,890	3,114	147,155	6,457	192,435
Interest	4,564	-	4,954	-	4,954
Marketing and public relations	85,685		93,825	-	106,325
Professional fees	229,875	2,955	357,590	13,164	491,156
Stock option expense	74,200	-	74,200	-	74,200

Total expenses	519,281	6,069	695,791	19,621	887,137

Net Loss	(519,281)	(6,069)	(695,791)	(19,621)	(887,137)

Net Loss Per Share	(0.0122)	(0.0001)	(0.0164)	(0.0005)

Weighted Average Shares Outstanding	42,524,000	42,053,550	42,353,397	42,053,550

*After giving effect to stock dividend.

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to March 31, 2008

	Common Stock		Additional Paid-in	Donated	Common Stock	Deficit Accumulated During the Development
	Shares	Par	Capital	Capital	Distributable	Stage	Total
Balance - December 28, 2004	#	Value ($)	($)	($)		($)	($)
(Date of Inception)
Common stock issued for cash at
$0.00001 per share	5,000,000	50	-	-			50
Net loss for the period	-	-	-	-		(6,520)	(6,520)
Balance - December 31, 2004	5,000,000	50	-	-		(6,520)	(6,470)
Common stock issued for cash at
$0.10 per share	1,007,650	10	100,755				100,765
Shares issuance costs			(1,548)				(1,548)
Donated services				12,000			12,000
Net loss for the year						(48,442)	(48,442)
Balance - December 31, 2004	6,007,650	60	99,207	12,000		(54,962)	56,305
Donated services				12,000			12,000
Net loss for the year						(42,707)	(42,707)
Balance - December 31, 2006	6,007,650	60	99,207	24,000		(97,669)	25,598
Effect of stock dividend	36,045,900				360	(360)	-
Net loss for the year						(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	60	99,207	24,000	360	(191,706)	(68,079)
Sale of common stock	470,450	5	940,895				940,900
Issuance of stock dividend		360			(360)		-
Net loss for the period						(176,510)	(176,510)
Balance - March 31, 2008	42,524,000	425	1,040,102	24,000	-	(368,216)	696,311
Stock option grant -June 11 2008			74,200				74,200
Net loss for the period						(519,281)	(519,281)
Balance - June 30, 2008	42,524,000	425	1,114,302	24,000	-	(887,497)	251,230

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Cash Flows

	For the Six Months ended June 30		Accumulated from December 28, 2004 (Date of Inception) to June 30,
	2008	2007	2008
Operating Activities
Net loss	(695,791)	(19,621)	(887,137)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	6,000	24,000
Issuance of stock options	74,200		74,200
Change in operating assets and liabilities
Interest payable	4,954	-	4,954
Accrued expenses	95,501	245	169,893
Prepaid expense	(37,818)	-	(37,818)
Net Cash Used in Operating Activities	(558,954)	(13,376)	(651,908)

Investing Activities
Investments in BQT Solutions, Ltd.	(1,602,268)		(1,602,268)
Net Cash Used in Investing Activities	(1,602,268)	-	(1,602,268)

Financing Activities
Advances from a related party	-	272	34,019
Repayments to a related party	-	(928)	(34,019)
Deposit for subscription of common stock	280,000	-	280,000
Proceeds of Loan from related party	1,163,709		1,163,709
Net proceeds from issuance of common shares	940,900	-	1,040,167

Net Cash Provided by Financing Activities	2,384,609	(656)	2,483,876

Increase (Decrease) in Cash	223,387	(14,032)	229,700
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	229,700	12,736	229,700

4C CONTROLS INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on March 31, 2008.

NOTE B - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company. As of June 30, 2008, the Company has an accumulated deficit of $887,137. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - STOCKHOLDERS’ EQUITY

On December 18, 2007, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of January 2, 2008. The stock dividend was paid on January 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock. As of the date of the financial statements (unaudited) the Company had 42,524,000 shares of its common stock issued and outstanding. A deposit of $280,000 for subscription of common stock was received on June 26, 2008, and issued after June 30, 2008.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

NOTE D - INVESTMENT IN BQT SOLUTIONS LTD.

As of June 30, 2008, the Company had made a cumulative investment of $1,602,268 (AUD $1,680,000) into BQT Solutions Ltd. (“BQT”) in consideration for 8,400,000 ordinary shares of BQT. The ownership of BQT shares as of the period covered by this Report represented approximately 2% of the issued and outstanding shares of BQT. Subsequent to the period covered by this Report the BQT shares were subject to a 7-to-1 reverse-split, resulting in a corresponding adjustment of the Company’s ownership to 1,200,000 BQT shares.

BQT is an Australian public company specializing in access control systems, biometric and smart card readers, CCTV, cameras and customized developments for selected clients. BQT’s strategy is to diversify and expand its activities in the security and surveillance technology sector. BQT intends to focus on commercializing its SMAX access control system and support sales of existing company technologies of biometrics, smart card readers, CCTV cameras and customized solutions for selected key clients. The SMAX Access Control Management System is a sophisticated, intelligent and cost effective security application that provides movement and access controls within a facility.

NOTE E - RELATED PARTY TRANSACTION

As of the six months ending June 30, 2008, Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, and companies controlled by Rudana had loaned the Company a total of $1,163,709. The funds were used by the company for general corporate use and for purposes of financing its strategic alliance investment obligations in BQT Solutions Limited. These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

NOTE F - BASIC AND DILUTED NET LOSS PER SHARE

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since the Company had losses in the three months and six months ended June 30, 2008, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

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

NOTE H – EMPLOYEE OPTION GRANT

On June 11, 2008 the Company granted an option to purchase ten thousand (10,000) shares of the Company’s common stock to each of the following officers and directors of the Company and its subsidiaries: (i) Mr. Jean-Robert Martin; (ii) Mr. Philippe Aubay; (iii) Ms. Anne-Marie Pérus; (iv) Mr. Jean-Louis Recordon; (v) Dr. Augustine Fou; (vi) Mr. Gerald Sullivan; and (vii) Ms. Barbara Salz.  These options were granted at a purchase price of $5.10.  This purchase price was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the grant. Using the Black Scholes options pricing model, the options were valued at $1.06 per share. The total options granted valuation on June 11, 2008 was $74,200.

NOTE I – SUBSEQUENT EVENTS

On July 22, 2008, the Company received a shareholder loan in the amount of $987,000.00 (AUD $1,000,000) from Rudana. The Company utilized these funds for purposes of financing its strategic alliance investment in BQT Solutions Limited. The loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

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

We were incorporated in the State of Nevada on December 28, 2004 as Amecs Inc. On March 3, 2008, the Company announced a change in its business model. The Company now intends to pursue a new business providing high technology products and services in international security, surveillance, satellites, satellite images and access controls.

Plan of Operations

In connection with a change of control that occurred on December 18, 2007, we changed our name from “Amecs Inc.” to “4C Controls Inc.” on February 12, 2008. Our trading symbol on the over-the-counter bulletin board changed to FOUR.

The Company intends to position itself as a leading strategic high technology systems integrator through affiliations with international security and surveillance enterprises as well as offering proprietary services and products developed by the Company. The Company intends to design, manage and integrate state-of-the-art high technology solutions with comprehensive and fully integrated service offerings.

The Company’s strategy focuses on technology as the key driver of growth in the security market as the market shifts towards more integrated security solutions including:

•	offering high technology security integrated solutions providing real-time early warning and reduction of time scales from threat-detection to termination in the field;

•	designing, managing and integrating cutting edge high technology security solutions to offer comprehensive service and product offerings; and

•	focusing on large scale geographic security and surveillance solutions in the following market sectors:

o	Electronic Surveillance and Access Control Markets: Biometric, Radio Frequency identification (“RFID”), Real Time Locating Systems (“RTLS”) and closed-circuit television (“CCTV”);
o	High Resolution Low Equatorial Synthetic Aperture Radar (“SAR”) Satellites;
o	Ground stations for Satellite Images; and
o	High performance ground radars for intrusion detection.

The Company intends to offer highly customized risk assessment and responsive solutions for broad scale areas, such as sovereign border security, coastal security and pipelines security. The Company intends to offer a range of cutting-edge security and surveillance solutions which include commercially available security products integrated with the Company’s proprietary security solutions. The Company expects to deploy multiple mode surveillance technologies over large scale geographic areas (including satellite images and ground radar systems) as well as offer sophisticated access control systems. The Company will offer biometrics, smart card readers, CCTV cameras and access control customized solutions.

The Company expects to focus its satellite program on designing, building and operating small SAR satellites dedicated to earth observation and surveillance. Dr. Riccardo Maggiora, Chief Technology Officer of the Company, is a professor at Politechnico di Torino (“Polito”), one of the leading European technology and scientific research institutes. The Company has been working in a cooperative relationship with Polito through Professor Maggiora.

The Company also intends to establish satellite ground stations at commercially attractive locations for receiving, processing and analyzing high and medium resolution satellite images.  The Company expects to enter into strategic alliance agreements regarding the operation of the satellite ground stations. The Company is in the formative stage of designing and planning the ground station operations segment.

The Company has licensed proprietary technologies from Dr. Riccardo Maggiora, Chief Technology Officer of the Company, in the fields of intrusion detection systems, radar systems for sovereign border and pipeline surveillance, RFID and RTLS for monitoring and surveillance. The Company plans to acquire a highly qualified manufacturer of security and surveillance products. The completion of such acquisition would provide the Company with manufacturing capability for the technologies licensed from Dr. Maggiora.

In connection with the commencement of the Company’s business model, the Company has made a cumulative investment of AUD $1,680,000 (US $1,602,268) in BQT Solutions Limited (“BQT Solutions”), an Australian corporation. On March 3, 2008, the Company entered into a Securities Purchase Agreement with BQT Solutions and its subsidiaries. On May 1, 2008, the Company amended and restated the Securities Purchase Agreement (the “Amended and Restated Securities Purchase Agreement”). The Company’s investment in BQT Solutions and its subsidiaries is planned to be AUD $18 million. After giving effect to a seven-for-one reverse split by BQT Solutions, the Company expects to acquire an aggregate of 12.8 million ordinary shares of BQT Solutions for AUD $4 million, of which AUD $1.68 million has been paid to BQT Solutions as of the period covered by this Report. The BQT shares owned by the Company as of the period covered this Report equal approximately 2% of the issued and outstanding shares of BQT Solutions. Subsequent to the period covered by this Report, an additional AUD $1 million has been paid to BQT Solutions. The Company also expects to acquire options to purchase an additional 9.5 million shares of BQT Solutions. In addition, the Company has committed to make an infusion of AUD $14 million into BQT Satellites Ltd (“BQT Satellites”), a subsidiary of BQT Solutions. BQT Satellites will remain 20% owned by BQT Solutions. In consideration for the payments, the Company will acquire 40% of the share capital of BQT Satellites. The Company’s investment will enable BQT Satellites to commence operations of a business plan prepared by PriceWaterhouseCoopers. Rudana, the majority shareholder of the Company, has undertaken to provide 4C Controls with the funds required to complete the Company’s strategic alliance financing investments in BQT Solutions.

Revenues

During the quarter ended June 30, 2008, the Company had no revenues.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the year ending December 31, 2008. Future research and development efforts are expected to be conducted together with Politechnico di Torino, in Torino, Italy through Dr. Riccardo Maggiora, the Company’s Chief Technology Officer who is a professor at the Politechnico di Torino.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2008.

Employees

As of June 30, 2008, our employees were Gerald Sullivan, who is the Chief Financial Officer and at such date was serving as the Company’s interim President and Chief Executive Officer, Riccardo Maggiora, Chief Technology Officer and Barbara Salz, Corporate Secretary, each of whom served on a part-time basis as of the period covered by this Report. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008. On June 11, 2008, the Board of Directors of the Company appointed Mr. Olivier de Vergnies as the Chief Executive Officer of the Company; Mr. Philippe Aubay as a Director of the Company and as Chairman of 4C Satellite Images & Technologies S.A., a wholly-owned subsidiary of the Company; Ms. Anne-Marie Pérus as a Director of the Company and as Chief Executive Officer of 4C Advanced Security Surveillance & Technologies S.A., a wholly-owned subsidiary of the Company; and Mr. Jean-Louis Recordon to serve as Chief Operations Officer of 4C Advanced Security Surveillance & Technologies S.A. These appointments are effective as of July 1, 2008.

Liquidity and capital resources

During the quarter ended June 30, 2008 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including service and production facilities.

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incurred total expenses of $887,137, including total expenses of $695,791 during the six months ended June 30, 2008.

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

Our consolidated cash balance at June 30, 2008 was $229,700. As of June 30, 2008, our total assets (consisting of cash and nominal investment in BQT Solutions, Ltd.) were $1,869,786 and our total liabilities were $1,618,556.

As of the six months ending June 30, 2008, Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, and companies controlled by Rudana had loaned the Company a total of $1,163,709. The funds were used by the company for general corporate use and for purposes of financing its strategic alliance investment obligations in BQT Solutions Limited. These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The Company previously issued a warrant to Arimathea Limited in consideration for international corporate development services to be rendered on behalf of the Company (the “Arimathea Warrant”). On May 29, 2008, the Company amended the warrant (the “First Amended Warrant”). Subsequent to the period covered by this Report, the Company agreed to amend the Warrant again (the “Second Amended Warrant”). The Second Amended Warrant will have an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Arimathea, divided by (ii) the original exercise price of $3.45 per share. The maximum number of shares that may be purchased under the Second Amended Warrant is approximately one million shares of Company common stock at a purchase price of $3.45 per share, assuming the Company raises $70 million attributable to introductions made by Arimathea. All other terms and conditions of the Warrant shall remain the same.

Subsequent Events

Effective July 1, 2008, Philippe Aubay and Anne-Marie Pérus were appointed to the Company’s Board of Directors.

Effective July 1, 2008, the Company entered into an employment agreement with Olivier de Vergnies (the “de Vergnies Agreement”) regarding his service as the Company’s new Chief Executive Officer. Mr. de Vergnies’ compensation as the Company’s Chief Executive Officer will be 200,000 Euros per annum. The de Vergnies Agreement shall have a one year term, commencing on July 1, 2008 and ending on the first anniversary thereof, unless terminated sooner according to its terms. The de Vergnies Agreement shall automatically renew unless either party gives notice thirty (30) days prior to the expiration thereof. Mr. de Vergnies may terminate the de Vergnies Agreement on two weeks written notice. The Company may terminate the de Vergnies Agreement without cause at any time; however, the Company shall be required to pay Mr. de Vergnies’ salary for the remainder of the term. The Company may also terminate the de Vergnies Agreement at any time for cause, in which case Mr. de Vergnies shall not be entitled to any further compensation. The de Vergnies Agreement contains standard prohibitions on the disclosure of trade secrets and other confidential information. During the term of Mr. de Vergnies employment and for a period of one year thereafter he may not compete with the Company. Mr. de Vergnies has agreed to devote 100% of his professional time to the Company.

On July 11, 2008, the Company entered into a Chief Technology Officer Services Agreement (the “CTO Services Agreement”) with Dr. Riccardo Maggiora. The Company has also entered into a License Agreement (the “License Agreement”) with respect to certain intellectual property invented and/or developed by Dr. Maggiora.

Under the CTO Services Agreement, Dr. Maggiora has agreed to serve as Chief Technology Officer for a three year period.  Dr. Maggiora has agreed to devote such time to his work as Chief Technology Officer as he deems reasonably necessary, with the Company acknowledging that Dr. Maggiora serves as an Assistant Professor at Politechnico di Torino and shall continue such service. In consideration for services to the Company, Dr. Maggiora has been granted a one time issuance of one million shares of the Company’s common stock.  Dr. Maggiora may sell his shares after an initial one year holding period, so long as such sales are made in accordance with applicable securities laws or pursuant to available exemptions therefrom.  Dr. Maggiora shall perform his services in Italy.  The CTO Services Agreement contains customary provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.  All discoveries and works made or conceived by Dr. Maggiora while working on Company matters which are not subject to intellectual property interests of any third parties, that relate to the Company’s present or anticipated activities, or are used or useable by the Company, shall be governed by the License Agreement described below. Either the Company or Dr. Maggiora may terminate the CTO Services Agreement, with or without cause, upon ten days notice to the other party.

Under the License Agreement, the Company has acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems (collectively, the “Acquired Technologies”).  The License Agreement has granted to the Company the right to file patents on the Acquired Technologies, and all improvements and related know-how.  The Company shall pay to Dr. Maggiora a royalty of one-half percent of sales of products related to the Acquired Technologies which are sold by the Company or any sublicensee.  Starting in the second year of the License Agreement, there will be a minimum royalty payment to Dr. Maggiora of 250,000 Euros per year.  The License Agreement includes rights to sublicense all of the Acquired Technologies. The term of the Agreement is three years, which shall automatically renew for subsequent three year periods, unless for any reason the Company gives notice of non-renewal. The Company has also reserved the right to terminate the License Agreement after one year. The License Agreement may not be terminated by Dr. Maggiora except in the event of a breach of the Agreement by the Company which has not been cured within ninety days of notice of any breach. Dr. Maggiora has agreed to provide reasonable support and technical assistance during the term of the License Agreement with respect to the Company’s use of the Acquired Technologies and exercise of the Company’s rights under the License Agreement.

On July 22, 2008, the Company received a shareholder loan in the amount of $987,000.00 from Rudana. This loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. The Company utilized these funds for purposes of financing its strategic alliance with BQT Solutions Limited

On August 12, 2008, the Company completed its first round private offering of restricted common stock in the aggregate amount of $20 million by receiving firm commitment subscriptions from investors. The Company is in the process of receiving funds from the private offering subscriptions. The first round placement reflects the initial phase of the Company's private offering of $70 million of restricted common stock. Included as part of the $20 million in commitments was a subscription for the purchase of $12.3 million of restricted common stock from the Company by Swiss Prime Capital Limited, a British Virgin Islands private equity fund (the “Fund”). All powers regarding determinations to vote and disposition of Company shares owned by the Fund are made solely by the directors of the Fund and the Fund Manager. In addition, a subscription for the purchase of $3 million of restricted Company common stock as part of the $20 million in subscription commitments was from Falak Investments AG, a Swiss investment company. The CEO of Falak Investments AG also serves as CEO of Rudana Investment Group AG. The foregoing subscriptions for restricted common stock were subscribed at the private placement purchase price of $5.50 per share. All such shares when purchased shall be restricted from transfer and may not be sold or traded unless registered or an exemption from registration is available. All such shares subscribed for purchase were offered outside of the United States under exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation S promulgated thereunder. Under Rule 901 of Regulation S, for the purposes only of Section 5 of the Securities Act, the terms offer, offer to sell, sell, sale, and offer to buy are deemed not to include offers and sales of securities that occur outside the United States to non-U.S. persons.

On August 18, 2008, the Company issued the three press releases attached hereto, disclosing the following:

•
The Company has announced that it has formally requested the U.S. Securities & Exchange Commission to take action against the perpetrators of intentionally misleading and negative misstatements made in public attacks on the Company. The Company has been subject to short sale attacks caused by websites known for disseminating misleading information to create panic in the market and artificially manipulate share prices.

•
The Company has entered into a strategic alliance with Sire Contracting Company in Dubai, United Arab Emirates. Under the terms of the alliance, 4C Controls will be the exclusive provider of high technology security and surveillance solutions for all of Sire’s current projects.

•
The Company has appointed FBI Supervising Special Agent (Ret.) Dr. Philip Hayden as its Vice President, Security Assessment & Threats Analysis. Dr. Hayden comes to 4C Controls after a distinguished career with the Federal Bureau of Investigation. Dr. Philip Hayden has spent years involved in many aspects of law enforcement and security.

As disclosed in one of the aforementioned press releases, the Company has been advised by its majority shareholder, Rudana, that Rudana intends to acquire additional shares for investment purposes in the public market as it believes the Company is now undervalued. Rudana has advised the Company that Rudana intends to purchase such shares pursuant to the safe harbor provided by Rule 10b-18, Purchases of Certain Equity Securities by the Issuer and Others, of the Securities Exchange Act of 1934, as amended.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

ITEM 5: OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

Exhibit	Description

10.9	Form of Promissory Note issued by the Company to Rudana Investment Group AG.

10.10	Form of Company Director’s Agreement.

10.11	Employment Agreement by and between the Company and Olivier de Vergnies, dated July 1, 2008.

10.12	Chief Technology Officer Services Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008.

10.13	License Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 18, 2008.

99.2	Press Release dated August 18, 2008.

99.3	Press Release dated August 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4C CONTROLS INC.

By:	/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Chief Executive Officer

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Chief Financial Officer

Dated: August 18, 2008