Form 10-Q/A
period 2008-03-31
4C Controls Inc
filed 2008-09-10
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

104 Summit Ave
Summit, NJ 07902-0080
(Address of principal executive offices)

(908) 273-4442
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

Explanatory Note: On July 7, 2008, 4C Controls Inc. (the “Company”) determined that certain amounts in the financial statements (unaudited) and financial information provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 contained certain bookkeeping recognition and classification errors. In addition, it was determined that certain Notes to the financial statements should be clarified. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to certain of the Company’s legal fees which were paid by Rudana Investment Group AG, the Company’s majority shareholder.

The Company is hereby amending and restating its financial statements for the quarterly period ended March 31, 2008 to reflect the changes described above. Readers are directed to the Company’s periodic reports filed with respect to periods subsequent to March 31, 2008 for information pertaining to the Company’s operations, and financial reports following the period reported herein.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Balance Sheet
As restated
	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current Assets
Cash	25,838	6,313
Total Current Assets	25,838	6,313

Other Assets
Investment in BQT Solutions, Ltd.	940,900	-

Total Other Assets	940,900	-

Total Current and other Assets	966,738	6,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	73,780	74,392
Loan payable - related party	196,256	-

Total Current Liabilities and Total Liabilities	270,036	74,392

Commitments and Contingencies

Stockholders' Equity (Deficiency)	696,702	(68.079)

Total Liabilities and Stockholders' Equity (Deficiency)	966,738	6,313

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Operations
As restated
	For the Three Months ended March 31, 2008	For the Three Months ended March 31, 2007	Accumulated from December 28, 2004 (Date of Inception) to March 31, 2008
Revenue	-		-

Expenses

Consulting fees	-	-	7,500
Donated services	-	3,000	24,000
Impairment loss on website development	-	-	5,000
Board of Directors Fees	6,000	-	6,000
General and administrative	25,453	343	32,267
Personnel	24,943	-	24,943
Professional fees	119,723	10,209	267,755

Total expenses	176,119	13,552	367,465

Net Loss	(176,119)	(13,552)	(367,465)

Net Loss Per Share	(0.004)	(0.0003)

Weighted Average Shares Outstanding	42,173,766	42,053,550

*After giving effect to stock dividend.

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to March 31, 2008 As restated

						Deficit
					Common	Accumulated
			Additional		Stock	During the
	Common Stock		Paid-in	Donated	Dividend	Development
	Shares	Par	Capital	Capital	Distributable	Stage	Total
Balance - December 28, 2004	#	Value ($)	($)	($)		($)	($)
(Date of Inception)
Common stock issued for cash at
$0.00001 per share	5,000,000	50	-	-			50
Net loss for the period	-	-	-	-		(6,520)	(6,520)
Balance - December 31, 2004	5,000,000	50	-	-		(6,520)	(6,470)
Common stock issued for cash at
$0.10 per share	1,007,650	10	100,755				100,765
Shares issuance costs			(1,548)				(1,548)
Donated services				12,000			12,000
Net loss for the year						(48,442)	(48,442)
Balance - December 31, 2004	6,007,650	60	99,207	12,000		(54,962)	56,305
Donated services				12,000			12,000
Net loss for the year						(42,707)	(42,707)
Balance - December 31, 2006	6,007,650	60	99,207	24,000		(97,669)	25,598
Effect of stock dividend	36,045,900				360	(360)	-
Net loss for the year						(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	60	99,207	24,000	360	(191,706)	(68,079)
Sale of common stock	470,450	5	940,895				940,900
Issuance of stock dividend		360			(360)		-
Net loss for the period						(176,119)	(176,119)
Balance - March 31, 2008	42,524,000	425	1,040,102	24,000	-	(367,825)	696,702

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Cash Flows
As restated

	For the Three Months ended	For the Three Months ended	Accumulated from December 28, 2004 (Date of Inception)
	March 31,	March 31,	to March 31,
	2008	2007	2008

Operating Activities
Net loss	(176,119)	(13,552)	(367,465)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	3,000	24,000
Impairment loss on website development costs	-	-	5,000
Change in operating assets and liabilities
Accrued expenses	(612)	9,093	73,780

Net Cash Used in Operating Activities	(176,731)	(1,459)	(264,685)

Investing Activities
Website development costs	-	-	(5,000)

Net Cash Used in Investing Activities	-	-	(5,000)

Financing Activities
Proceeds of loan from related party	196,256	-	196,256
Advances from a related party	-	134	34,019
Repayment to a related party	-	-	(34,019)
Investment in BQT Solutions, Ltd.	(940,900)	-	(940,900)
Net proceeds from issuance of common shares	940,900	-	1,040,167

Net Cash Provided by Financing Activities	196,256	134	295,523

Increase (Decrease) in Cash	19,525	(1,325)	25,838
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	25,838	25,443	25,838

4C CONTROLS INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of 4C Controls Inc. (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

NOTE B - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company. As of March 31, 2008, the Company has an accumulated deficit of $367,465. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE E - RELATED PARTY TRANSACTION

As of the three months ending March 31, 2008, Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, and companies controlled by Rudana had loaned the Company a total of $196,256, which was used by the Company for general corporate use. These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

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

RESTATEMENT OF FINANCIAL STATEMENTS

On July 7, 2008, the Company determined that certain amounts in the financial statements and financial information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and the three months ended March 31, 2008 contained certain bookkeeping recognition and classification errors. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to certain of the Company’s legal fees which were paid by Rudana Investment Group AG, the Company’s majority shareholder. The Company’s Chief Financial Officer discussed the matters set forth in item 4.02(a) with the Company’s independent auditor.

The following is a summary of the effects of the restatement on the Company’s financial statements as of and for the three months ended March 31, 2008.

	Three months ended March 31, 2008		From inception December 28, 2004 to March 31, 2008

	As Previously		As previously
	reported	As restated	reported	As restated

Professional fees	$79,860	$119,723	$171,500	$267,755

Net loss	(136,255)	(176,119)	(271,209)	(367,465)

Loss per common share	(.0032)	(.004)

	As of March 31, 2008

	As previously reported	As restated

Loan from related party	$100,000	$196,256

Total stockholders’ equity	$792,958	$696,702

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In order to commence its new business model, the Company has made a first tranch investment of AUD $1 million (approximately US $940,900) in BQT Solutions Limited (“BQT Solutions”), an Australian corporation. The payment for the investment was made on behalf of the Company by Rudana. On March 3, 2008, the Company entered into a Securities Purchase Agreement with the BQT Group (as defined below). Under the original terms of this agreement, it was intended that the total value of the Company’s investment in BQT Solutions would be AUD$24 million (approximately US$21.6 million) of which AUD$4 million was intended to be directly invested in BQT Solutions, AUD$14 million (approximately US$12.6 million) in BQT Satellites Ltd (“BQT Satellites”) and AUD$6 million (approximately US$5.6 million) in BQT Intelligent Security Systems Pty Ltd (“BQT Security,” and together with BQT Solutions and BQT Satellites, the “BQT Group”). Subsequent to the period covered by this Report, on May 1, 2008, the Company entered into an Amended and Restated Securities Purchase Agreement with the BQT Group (the “Amended and Restated Securities Purchase Agreement”). The Company’s investment in BQT Solutions has been amended to AUD$18 million. Subject to approval of the Amended and Restated Securities Purchase Agreement by the Shareholders of BQT Solutions Limited, the Company will continue its subscription for 20 million ordinary shares of BQT Solutions and be granted options for the issuance of an additional 9.5 million shares of BQT Solutions, which shares will become exercisable after a planned 7-to-1 reverse split of the common stock of BQT Solutions. Following the approval of BQT Solutions’ shareholders, the Company expects to purchase the 20 million ordinary shares of BQT Solutions for a total of AUD$4 million, out of which AUD$1 million was previously paid to BQT Solutions. As of the period covered by this Report the Company owns less than 2% of the issued and outstanding shares of BQT Solutions. The Company will account for the acquisition of the BQT Solutions shares as held for investment purposes. The Company expects to continue its commitment to subscribe for the purchase of shares of BQT Satellites for AUD$14 million. In exchange, the Company will own 40% of the share capital of BQT Satellites. The Company’s investment will enable BQT Satellites to commence operations of a business plan prepared by PriceWaterhouseCoopers. BQT Solutions expects to implement a new security development program directly, rather than through its subsidiary BQT Security.

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

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incurred total expenses of $367,465, including total expenses of $176,119 during the three months ended March 31, 2008.

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

Our consolidated cash balance at March 31, 2008 was $25,838. As of March 31, 2008, our total assets (consisting of cash on hand and investment in BQT Solutions, Ltd.) were $966,738 and our total liabilities were $270,036. Our working capital deficiency as of March 31, 2008 was $244,198.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

ITEM 6.   EXHIBITS

Exhibit   Description

3.4	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.2
Subscription Agreement, by and between the Company and Rudana Investment Group AG, dated as of March 7, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange  Commission on May 15, 2008.

10.3
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of March 12, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.4
Common Stock Purchase Warrant issued to Arimathea Limited, dated March 25, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.5
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 11, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.6
Director’s Agreement by and between the Company and Jean-Robert Martin, dated as of April 29, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May  15, 2008.

10.7
Director’s Agreement by and between the Company and Augustine Fou, dated as of April 30, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.8
Amended & Restated Securities Purchase Agreement by and between BQT Solutions Limited, BQT Satellites Limited and BQT Security Systems Pty Ltd, dated as of May 1, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4C CONTROLS INC.

By:	/s/ Olivier de Vergnies
Name: Olivier de Vergnies Title: Chief Executive Officer

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan Title: Chief Financial Officer

Dated: September 10, 2008