Form 10-K/A
period 2007-12-31
4C Controls Inc
filed 2008-09-19
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   000-52074

4C Controls Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0446287
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

104 Summit Avenue
Summit, NJ 07902-0080
(Address of principal executive offices)

(908) 273-4442
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,315,285 at June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 44,179,540 shares of Common Stock, par value $.00001, outstanding as of September 17, 2008.

Explanatory Note: On July 7, 2008, 4C Controls Inc. (the “Company”) determined that certain amounts in the financial statements and financial information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 contained certain bookkeeping recognition and classification errors. In addition, it was determined that certain Notes to the financial statements should be clarified. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to certain of the Company’s legal fees which were paid by Rudana Investment Group AG, the Company’s majority shareholder.

The Company is hereby amending and restating its financial statements for the annual period ended December 31, 2007 to reflect the changes described above. Readers are directed to the Company’s periodic reports filed with respect to periods subsequent to December 31, 2007 for information pertaining to the Company’s operations, and financial reports following the period reported herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

Our address is 104 Summit Avenue, Summit, New Jersey 07902-0080, and our telephone number is (908) 273-4442.

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

4C CONTROLS INC.
104 Summit Avenue
Summit, NJ 07902-0080
Telephone: (908) 273-4442
Attention: Gerald Sullivan
Title: Chief Financial Officer

ITEM 2:  DESCRIPTION OF PROPERTY

The Company does not own any real estate or other property. The Company does not plan on investing directly or indirectly in real estate in the near future. As of September 1, 2008 the Company is renting office space in Summit, New Jersey for $1,200 per month which may be terminated upon three months advance notice by the Company.

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

In order to commence its new business model, the Company has made an investment of AUD $4 million in BQT Solutions Limited (“BQT Solutions”). The payment for the investment was made on behalf of the Company by Rudana. The total value of investment in BQT Solutions is AUD$18 million of which AUD$4 million is intended to be directly invested in BQT Solutions, AUD$14 million in BQT Satellites Ltd (“BQT Satellites”) and together with BQT Solutions and BQT Satellites, the “BQT Group”). Rudana, the majority shareholder of the Company, has undertaken to provide 4C Controls with the funds required to complete the Company’s strategic alliance financing investments in BQT Solutions.

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

As of December 31, 2007, our total assets were $6,313 (consisting of cash on hand) and our total liabilities were $74,392. Our working capital deficiency as of December 31, 2007 was $68,079.

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

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
4C Controls Inc. (formerly known as Amecs Inc.)
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheet of 4C Controls Inc. (formerly known as Amecs Inc.) (A Development Stage Company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2007 and the period from inception (December 28, 2004) to December 31, 2007. We did not audit the statements of operations and changes in stockholders’ deficiency of the Company from inception (December 28, 2004) to December 31, 2006 (not presented separately herein). Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4C Controls Inc. (formerly known as Amecs Inc.) (A Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the period from inception (December 28, 2004) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, The Company has restated its balance sheet as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Paritz & Company, P.A.

Hackensack, New Jersey
March 30, 2008, except for Note 8 as to which
the date is July 7, 2008

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 23, 2007

4C CONTOLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2007
AS RESTATED

ASSETS

CURRENT ASSETS:
Cash	$6,313
TOTAL CURRENT ASSETS	6,313

TOTAL ASSETS	$6,313

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued liabilities	$74,392
TOTAL CURRENT LIABILITIES	74,392

STOCKHOLDERS’ DEFICIENCY:
Common stock, $0.00001 par value 100,000,000 shares authorized 42,053,550 shares issued and outstanding	420
Additional paid-in capital	99,147
Donated capital	24,000
Deficit accumulated during development stage	(191,646)
TOTAL STOCKHOLDERS’ DEFICIENCY	(68,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,313

See notes to financial statements

4C CONTOLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

STATEMENT OF OPERATIONS

			From Inception (December 28, 2004)

	Year Ended December 31,		To
	2007	2006	December 31, 2007
	As restated		As restated

REVENUE	$-	$-	$-

COSTS AND EXPENSES:
Consulting fees		7,500	7,500
Donated services		12,000	24,000
Impairment loss on website development		5,000	5,000
General and administrative expenses	1,075	2,248	6,814
Professional fees	92,602	15,959	148,032
TOTAL COSTS AND EXPENSES	93,677	42,707	191,346

NET LOSS	$(93,677)	$(42,707)	$(191,346)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	(0.0022)	(0.0010)	-

WEIGHTED AVERAGE SHARES OUTSTANDING	42,053,550	42,053,550	-

See notes to financial statements

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
AS RESTATED

	—COMMON STOCK—		ADDITIONAL PAID-IN CAPITAL	DONATED CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	TOTAL
	SHARES	AMOUNT

BALANCE – DECEMBER 28, 2004 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.00001 per share	35,000,000	350	-	-	(300)	50
Net loss for the period	-	-	-	-	(6,520)	(6,520)
BALANCE – DECEMBER 31, 2004	35,000,000	350	-	-	(6,820)	(6,470)
Common stock issued for cash at $0.10 per share	7,053,550	70	100,695	-	-	100,765
Share issuance costs	-	-	(1,548)	-	-	(1,548)
Donated services	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	(48,442)	(48,442)
BALANCE – DECEMBER 31, 2005	42,053,550	420	99,147	12,000	(55,262)	56,305
Donated services	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	(42,707)	(42,707)
BALANCE - DECEMBER 31, 2006	42,053,550	420	99,147	24,000	(97,969)	25,598
Net loss for the year	-	-	-	-	(93,677)	(93,677)
BALANCE – DECEMBER 31, 2007	42,053,550	$420	$99,147	$24,000	$(191,646)	$(68,079)

See notes to financial statements

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Year Ended December 31,		From Inception (December 28, 2004) To
	2007	2006	December 31, 2007
	As restated		As restated

OPERATING ACTIVITIES:
Net loss	$(93,677)	$(42,707)	$(191,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	12,000	24,000
Impairment loss on website development costs	-	5,000	5,000
Change in operating assets and liabilities:
Prepaid expenses	29	-	-
Accrued expenses	73,987	(5,353)	74,752
NET CASH USED IN OPERATING ACTIVITIES	(19,661)	(31,060)	(87,954)

INVESTING ACTIVITIES:
Website development costs	-	(5,000)	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(5,000)	(5,000)

FINANCING ACTIVITIES:
Advances from related party	-	794	34,019
Repayment to related party	(794)	(33,225)	(34,019)
Net proceeds from issuance of common shares	-	-	99,267
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(794)	(32,431)	99,267

INCREASE (DECREASE) IN CASH	(20,455)	(68,491)	6,313

CASH – BEGINNING OF PERIOD	26,768	95,259	-

CASH – END OF PERIOD	$6,313	$26,768	$6,313

See notes to financial statements

4C CONTROLS INC.
(formerly known as Amecs Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
AS RESTATED

1	DEVELOPMENT STAGE COMPANY

4C Controls Inc. (formerly known as Amecs Inc.) (the “Company”) was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standards No. 7, “Development Stage Companies”. Prior to March 2008, the Company’s planned operation involved business-to-business e-commerce and was based in Toronto, Ontario, Canada. The Company proposed to create an electronic marketplace for automotive dealerships, both retail and wholesale, where the dealers can offer and bid for vehicles that are coming off lease, offered as a trade-in or otherwise available.

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

Revenue recognition

The Company has not generated any revenue since inception on December 28, 2004.

3	WEBSITE DEVELOPMENT COST

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

The Company has not paid for management services provided from inception through the period ended December 31, 2007.

5	STOCKHOLDERS’ EQUITY

On December 18, 2007, the Board of Directors declared a six-for-one stock split, effected in the form of a dividend, payable to the stockholders of record of the Company as of January 2, 2008. The stock dividend was paid on January 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock. The Company retained the current par value of $0.00001 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding and per share amounts of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

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

The proceeds from this sale were invested in BQT Solutions, Limited (“BQT”). The Company intends to invest an aggregate of $18,000,000 in BQT and its affiliated companies, subject to obtaining approval from the BQT shareholders. The principal shareholder of the Company has undertaken to provide the Company with the funds required to complete the above mentioned investments.

In March 2008 the Company issued a warrant to purchase 20,000,000 shares of common stock for $3.45 per share in consideration for international corporate development services to be rendered to the Company. The warrant will vest and become exercisable in three equal tranches when certain events occur.

8	RESTATEMENT OF FINANCIAL STATEMENTS

On July 7, 2008, the Company determined that certain amounts in the financial statements and financial information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 contained certain bookkeeping recognition and classification errors. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to certain of the Company’s legal fees which were paid by Rudana Investment Group AG, the Company’s majority shareholder. The Company’s Chief Financial Officer discussed the matters set forth in item 4.02(a) with the Company’s independent auditor.

The following is a summary of the effects of the restatement on the Company’s financial statements as of and for the year ended December 31, 2007:

	Year ended December 31, 2007		From inception (December 28, 2004) to December 31, 2007
	As previously reported	As restated	As previously reported	As restated

Professional fees	$36,210	$92,602	$91,640	$148,032
Net loss	(37,285)	(93,677)	(134,954)	(191,346)
Loss per common share	(0.0008)	(0.0022)	-	-

	As of December 31, 2007
	As previously reported	As restated
Accrued expenses	$18,000	$74,392
Deficit accumulated during development stage	(135,314)	(191,706)
Total stockholders’ deficiency	(11,687)	(68,079)

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Director Compensation

No director of the Company received any compensation during the 2007 fiscal year.

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non-Executive Directors	Chairman	Fees for Non- Executive Committee Chairs (Audit Committee)	Fees for Non- Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)
Retainer (1)	$24,000	N/A	N/A	N/A

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

ITEM 13:  EXHIBITS

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated December 5, 2007, between Rudana Investment Group AG and Alexei Gavriline, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on December 18, 2007.

Exhibit 14.1	Code of Ethics, adopted March 27, 2008, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.

Exhibit 99.2	Disclosure Committee Charter, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.

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

4C CONTROLS INC.

By:	/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Principal Executive Officer and Director

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Principal Financial Officer and Principal Accounting Officer

Dated: September 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Principal Executive Officer and Director
Dated: September 18, 2008

/s/ Augustine Fou
Name: Dr. Augustine Fou
Title: Director
Dated: September 18, 2008

/s/ Riccardo Maggiora
Name: Dr. Riccardo Maggiora
Title: Director
Dated: September 18, 2008

/s/ Jean-Robert Martin
Name: Jean-Robert Martin
Title: Director
Dated: September 18, 2008

/s/ Anne-Marie Pérus
Name: Anne-Marie Pérus
Title: Director
Dated: September 18, 2008

Name: Philippe Aubay
Title: Director
Dated: September 18, 2008

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated December 5, 2007, between Rudana Investment Group AG and Alexei Gavriline, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on December 18, 2007.

Exhibit 14.1	Code of Ethics, adopted March 27, 2008, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.

Exhibit 99.2	Disclosure Committee Charter, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 28, 2006.