Form 10-Q
period 2008-09-30
4C Controls Inc
filed 2008-11-19
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:   000-52074

4C Controls Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0446287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

104 Summit Avenue
Summit NJ 07902-0080
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
Yes ☒ No ☐

As of November 11, 2008, the Issuer had 44,179,540 shares of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to 4C Controls Inc. (formerly known as Amecs Inc.).

PART I     FINANCIAL INFORMATION

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Balance Sheet

	September 30	December 31,
	2008	2007
ASSETS	(unaudited)

Current Assets
Cash	510,294	6,313
Prepaid expenses and other current assets	54,076
Total Current Assets	564,370	6,313

Property & Equipment	15,071	-
Investment in BQT Solutions, Ltd.	3,677,116	-
	3,692,187	-

Total Assets	4,256,557	6,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	1,180,341	74,392
Interest payable	10,546	-
Loan payable - related party	817,266	-

Total Current Liabilities and Total Liabilities	2,008,153	74,392

Stockholders' Equity (Deficiency)	2,248,404	(68,079)

Total Liabilities and Stockholders' Equity (Deficiency)	4,256,557	6,313

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months ended		For the Nine Months ended		December 28, 2004
	September 30		September 30		(Date of Inception)
	2008	2007	2008	2007	to September 30, 2008

Revenue
Interest Income	3,210		3,210		3,210

Expenses
Consulting Fees					7,500
Deferred Compensation	506,990		506,990		506,990
Depreciation Expense	229		229		229
Director fees and expenses	296,815		314,882		314,882
Donated Services				9,000	24,000
General & Administrative	682,953	3,114	830,108	1,023	836,922
Interest	26,101	-	30,664	-	30,664
Marketing and public relations	380,114		473,940	-	478,940
Professional fees	925,834	2,955	1,339,816	16,162	1,487,849
Stock option expense	36,423	-	40,286	-	40,285
Trade show	71,485		71,485		71,485
Equity in loss of unconsolidated subsidiary	13,692		13,692		13,692

Total expenses	2,940,636	6,069	3,622,092	26,185	3,813,438

Net Loss	(2,937,426)	(6,069)	(3,618,882)	(26,185)	(3,810,228)

Net Loss Per Share	$(0.07)	$-	$(0.09)	$-

Weighted Average Shares Outstanding	42,805,360	42,053,550	42,367,978	42,053,550

*After giving effect to stock dividend.

(A Development Stage Company)
(Unaudited) Statement of Cash Flows

			Accumulated from
	For the Nine Months ended		December 28, 2004
	September 30		(Date of Inception)
	2008	2007	to September 30, 2008

Operating Activities
Net loss	(3,618,882)	(26,185)	(3,810,228)
Adjustments to reconcile net loss to net cash used in operating activities:

Amoritzation of deferred compensation	506,990		506,990
Depreciation	229		229
Issuance of stock options	40,285		40,285
Donated Services			24,000
Impairment			5,000
Equity in loss of unconsolidated subsidiary	13,692		13,692
Change in operating assets and liabilities
Interest payable	10,546	-	10,546
Accrued expenses	1,105,949	(405)	1,180,341
Prepaid expenses and other current assets	(54,076)	-	(54,076)

Net Cash Used in Operating Activities	(1,995,267)	(17,590)	(2,083,221)

Investing Activities
Investments in BQT Solutions, Ltd.	(3,690,808)		(3,690,808)
Office Equipment	(15,300)		(15,300)
Website development costs			(5,000)
Net Cash Used in Investing Activities	(3,706,108)	-	(3,711,108)

Financing Activities
Advances from a related party	1,398,535	734	1,432,554
Repayment to related party			(34,019)
Repayments to a related party	-	(927)	-
Net proceeds from issuance of common shares	4,806,821	-	4,906,088
Proceeds of Loan from related party
Capital Stock-Donated	-	-

Net Cash Provided by (used in) Financing Activities	6,205,356	(193)	6,304,623

Increase (Decrease) in Cash	503,981	(17,783)	510,294
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	510,294	8,985	510,294

Supplemental disclosure of cash flow information
Common Stock issued for deferred compensation	6,900,000	-	4,906,088
Profits from shareholder sales of stock capitalized to loan recievable	1,522,164	-	1,522,164
Treasury stock acquired through offset of loan to related party	940,895	-	940,895

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to September 30, 2008

	Common Stock		Additional Paid-in	Treasury Stock		Donated	Deferred	Deficit Accumulated During the Development
	Shares	Par	Capital	Shares	Value	Capital	Compensation	Stage	Total
Balance - December 28, 2004	#	Value ($)	($)	#	($)	($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.00001 per share	35,000,000	350	-			-		(300)	50
Net loss for the period	-	-	-			-		(6,520)	(6,520)
Balance - December 31, 2004	35,000,000	350	-			-		(6,820)	(6,470)
Common stock issued for cash at
$0.10 per share	7,053,550	70	100,695						100,765
Shares issuance costs			(1,548)						(1,548)
Donated services						12,000			12,000
Net loss for the year								(48,442)	(48,442)
Balance - December 31, 2005	42,053,550	420	99,147			12,000		(55,262)	56,305
Donated services						12,000			12,000
Net loss for the year								(42,707)	(42,707)
Balance - December 31, 2006	42,053,550	420	99,207			24,000		(97,969)	25,598
Effect of stock dividend									-
Net loss for the year								(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	420	99,207			24,000		(191,646)	(68,079)
Sale of common stock	470,450	5	940,895						940,900
Net loss for the period								(176,119)	(176,119)
Balance - March 31, 2008	42,524,000	425	1,040,102			24,000		(367,765)	696,702
Stock option grant -June 11 2008			22,564						22,564
Net loss for the period								(505,337)	(505,337)
Balance - June 30, 2008	42,524,000	425	1,062,666			24,000		(873,102)	213,929
Shareholder profits from sale of security			1,522,164						1,522,164
Common stock granted to CTO July 11 2008	1,000,000	10	6,899,990				(6,900,000)		-
Amortization of deferred compensation							506,990		506,990
Issuance of common stock, net of costs	1,139,323	11	3,865,915						3,865,926
Stock option grant -August 22, 2008			17,721						17,721
Treasury Stock Aquired				(470,450)	(940,900)				(940,900)
Net loss for the period								(2,937,426)	(2,937,426)
Balance - September 30, 2008	44,663,323	446	13,368,456	(470,450)	(940,900)	24,000	(6,393,010)	(3,810,528)	2,248,404

4C CONTROLS INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 31, 2008 and amended on September 19, 2008.

NOTE B - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company. As of September 30, 2008, the Company has an accumulated deficit of 3,996,071. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - STOCKHOLDERS’ EQUITY

On December 18, 2007, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of January 2, 2008. The stock dividend was paid on January 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock. The Statement of Stockholder’s Equity has been changed to retroactively reflect the stock dividend. As of the date of the financial statements (unaudited) the Company had 44,192,873 shares of its common stock issued and outstanding. The company has raised capital via a subscription agreement during the quarter ending September 30, 2008.

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

NOTE D - INVESTMENT IN BQT SOLUTIONS LTD.

As of September 30, 2008, the Company had made a cumulative investment of $3,690,808 (AUD $4,000,000) into BQT Solutions Ltd. (“BQT”) in consideration for 12,800,000 ordinary shares of BQT. The ownership of BQT shares as of the period covered by this Report represented approximately 19.8% of the issued and outstanding shares of BQT. The Company was also awarded 9,500,000 options with a strike price of AUD $0.10 and an expiration date of December 31, 2013. We have accounted for the investment in BQT on the Equity Method beginning September 22, 2008 (when we acquired 6,600,000 shares of BQT).

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

NOTE E - RELATED PARTY TRANSACTION

As of the nine months ending September 30, 2008, Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, and companies controlled by Rudana had loaned the Company a total of $817,266. The funds were used by the company for general corporate use and for purposes of financing its strategic alliance investment obligations in BQT Solutions Limited. These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

NOTE F - BASIC AND DILUTED NET LOSS PER SHARE

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since the Company had losses in the three months and nine months ended September 30, 2008, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

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

NOTE H - EMPLOYEE OPTION GRANT

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

On August 22, 2008 the Company appointed Major General Khalid Abdulla Mabarak Al Buainain, Commander & Chief of UAE Air Force and Air Defense (Ret.), as Vice President for Middle East Military and Defense Security. The Company and Major General Khalid have agreed that Major General Khalid will be receive the following compensation: (i) $5,000 per month; (ii) stock options to purchase 500,000 shares of the Company’s common stock at an exercise price per share of $1.64; and (iii) a commission equal to three percent (3%) of the total sales price collected by the Company on any sales of the Company’s products to any individual or entity which Major General Khalid shall (a) initially introduce the Company to, and (b) which sales Major General Khalid shall facilitate as the Company may reasonably request. Major General Khalid will perform his services in the United Arab Emirates. Using the Black Scholes options pricing model, the options were valued at $0.33 per share. The vesting period is one year and the options expire five years from issuance. The total options granted valuation on August 22, 2008 was $165,859.

NOTE I - CHIEF TECHNOLOGY OFFICER SERVICE AGREEMENT

On July 11, 2008, the Company entered into a Chief Technology Officer Services Agreement (the “Services Agreement”) with Dr. Riccardo Maggiora. The Company has also entered into a License Agreement (the “License Agreement”) with respect to certain intellectual property invented and/or developed by Dr. Maggiora.

Under the Services Agreement, Dr. Maggiora has agreed to serve as Chief Technology Officer for a three year period.  Dr. Maggiora has agreed to devote such time to his work as Chief Technology Officer as he deems reasonably necessary, with the Company acknowledging that Dr. Maggiora serves as an Assistant Professor at Politechnico di Torino and shall continue such service, and therefore the Company agrees that his services shall be rendered on a part-time basis. In consideration for services rendered to the Company, Dr. Maggiora has been granted a one time issuance of one million shares of the Company’s common stock.  Dr. Maggiora may sell his shares after an initial one year holding period, so long as such sale is made in accordance with applicable securities laws or pursuant to available exemptions therefrom.  Dr. Maggiora shall perform his services in Italy.  The Services Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.  All discoveries and works made or conceived by Dr. Maggiora while working on Company matters which are not subject to intellectual property interests of any third parties, that relate to the Company’s present or anticipated activities, or are used or useable by the Company, shall be governed by the License Agreement described below. Either the Company or Dr. Maggiora may terminate the Services Agreement, with or without cause, upon ten days notice to the other party.

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

Shares of the Company closed at $6.09 per share on July 11, 2008.

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

The Company intends to offer highly customized risk assessment and responsive solutions for broad scale areas, such as sovereign border security, coastal security and pipelines security. The Company intends to offer a range of cutting-edge security and surveillance solutions which include commercially available security products integrated with the Company’s proprietary security solutions. The Company expects to deploy multiple mode surveillance technologies over large scale geographic areas (including satellite images and ground radar systems) as well as offer sophisticated access control systems. The Company anticipates offering biometrics, smart card readers, CCTV cameras and access control customized solutions.

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

Effective July 1, 2008, Philippe Aubay and Anne-Marie Pérus were appointed to the Company’s Board of Directors. Effective August 22, 2008, Mr. de Vergnies was appointed to the Company’s Board of Directors. Mr. de Vergnies has served as the Company Chief Executive Officer since July 1, 2008. On August 22, 2008, the Company created an Executive Committee consisting of Jean-Robert Martin, Olivier de Vergnies and Dr. Augustine Fou. The Executive Committee may take any action which the Company’s Board of Directors is permitted to take.

Effective July 1, 2008, the Company entered into an employment agreement with Olivier de Vergnies (the “de Vergnies Agreement”) regarding his service as the Company’s new Chief Executive Officer. Mr. de Vergnies’ compensation as the Company’s Chief Executive Officer will be 200,000 Euros per annum. The de Vergnies Agreement has a one year term, commencing on July 1, 2008 and ending on the first anniversary thereof, unless terminated sooner according to its terms. The de Vergnies Agreement shall automatically renew unless either party gives notice thirty (30) days prior to the expiration thereof. Mr. de Vergnies may terminate the de Vergnies Agreement on two weeks written notice. The Company may terminate the de Vergnies Agreement without cause at any time; however, the Company shall be required to pay Mr. de Vergnies’ salary for the remainder of the term. The Company may also terminate the de Vergnies Agreement at any time for cause, in which case Mr. de Vergnies shall not be entitled to any further compensation. The de Vergnies Agreement contains standard prohibitions on the disclosure of trade secrets and other confidential information. During the term of Mr. de Vergnies employment and for a period of one year thereafter he may not compete with the Company. Mr. de Vergnies has agreed to devote 100% of his professional time to the Company.

On July 11, 2008, the Company entered into a Chief Technology Officer Services Agreement (the “CTO Services Agreement”) with Dr. Riccardo Maggiora. The Company has also entered into a License Agreement (the “License Agreement”) with respect to certain intellectual property invented and/or developed by Dr. Maggiora. Under the CTO Services Agreement, Dr. Maggiora has agreed to serve as Chief Technology Officer for a three year period.  Dr. Maggiora has agreed to devote such time to his work as Chief Technology Officer as he deems reasonably necessary, with the Company acknowledging that Dr. Maggiora serves as an Assistant Professor at Politechnico di Torino and that he shall continue such service. In consideration for services to the Company, Dr. Maggiora has been granted a one-time issuance of one million shares of the Company’s common stock.  Dr. Maggiora may sell his shares after an initial one year holding period, so long as such sales are made in accordance with applicable securities laws or pursuant to available exemptions therefrom.  Dr. Maggiora shall perform his services in Italy.  The CTO Services Agreement contains customary provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.  All discoveries and works made or conceived by Dr. Maggiora while working on Company matters which are not subject to intellectual property interests of any third parties, that relate to the Company’s present or anticipated activities, or are used or useable by the Company, shall be governed by the License Agreement described below. Either the Company or Dr. Maggiora may terminate the CTO Services Agreement, with or without cause, upon ten days notice to the other party.

Under the License Agreement with Dr. Maggiora, the Company has acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems (collectively, the “Acquired Technologies”).  The License Agreement has granted to the Company the right to file patents on the Acquired Technologies, and all improvements and related know-how.  The Company shall pay to Dr. Maggiora a royalty of one-half percent of sales of products related to the Acquired Technologies which are sold by the Company or any sublicensee.  Starting in the second year of the License Agreement, there will be a minimum royalty payment to Dr. Maggiora of 250,000 Euros per year.  The License Agreement includes rights to sublicense all of the Acquired Technologies. The term of the Agreement is three years, which shall automatically renew for subsequent three year periods, unless for any reason the Company gives notice of non-renewal. The Company has also reserved the right to terminate the License Agreement after one year. The License Agreement may not be terminated by Dr. Maggiora except in the event of a breach of the Agreement by the Company which has not been cured within ninety days of notice of any breach. Dr. Maggiora has agreed to provide reasonable support and technical assistance during the term of the License Agreement with respect to the Company’s use of the Acquired Technologies and exercise of the Company’s rights under the License Agreement.

On July 22, 2008, the Company received a shareholder loan in the amount of $987,000.00 from Rudana. This loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. The Company utilized these funds for purposes of financing its strategic alliance with BQT Solutions Limited.

On August 18, 2008, the Company issued press releases disclosing the following:

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

The Company has changed its mailing address to 104 Summit Avenue, Summit NJ 07902-0080.

On September 2, 2008, the Company entered into a agreement (the “Agreement”) to acquire Zahra Technology LLC and its wholly owned subsidiary Zahra Security Systems and Electricals LLC (collectively, “Zahra”). Subsequent to the signing of the Agreement, the Company undertook due diligence of Zahra. The Company made assessments and determinations on the basis of such due diligence that the facts and circumstances regarding acquisition of Zahra were not as originally ascertained by the Company at the date of the signing of the Agreement. The Company endeavored to renegotiate the terms of the acquisition with Zahra but the parties could not agree on mutually acceptable terms. As such, the Company terminated the acquisition during the fourth quarter 2008.

On August 29, 2008, the Company and Rudana mutually agreed to take action to rescind a Share Purchase Agreement (the “March Share Purchase Agreement”), entered into with Rudana on March 7, 2008, and cancel the March 2008 shares and warrants, and convert the rescinded purchase price to a shareholder loan. Pursuant to the March 2008 Share Purchase Agreement, and in consideration of US$940,900 (AUD$1 million) which was paid by Rudana directly to BQT Solutions Limited (“BQT Solutions”) on behalf of the Company as the first tranche of the Company’s planned investment in BQT Solutions and its subsidiaries, Rudana had been issued 470,450 shares of the Company’s common stock and 117,613 Warrants. The Warrants were exercisable at a purchase price of $0.25 per share. Rudana has tendered to the Company the shares and warrants it acquired pursuant to the March 2008 Share Purchase Agreement, and the Company has cancelled all such securities. The reason for the rescission is that the Company and Rudana agreed that the blended purchase price of the shares and warrants under the March 2008 Share Purchase Agreement did not fully reflect the growth and development which the Company has achieved within a relatively short period of time. The Company and Rudana agreed to convert the proceeds from the rescinded March 2008 Share Purchase Agreement into a shareholder loan in the amount of $940,900 at an interest rate of seven and half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As disclosed by the Company in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 3, 2008, the contents of which are incorporated herein by reference thereto, as of October 2, 2008, the Company has completed all payment tranches of the Securities Purchase Agreement with BQT Solutions and its subsidiaries entered into on March 3, 2008 and amended and restated on May 1, 2008. The Company has been issued an aggregate of 12.8 million ordinary shares of BQT Solutions in respect of a total investment of AUD $4 million. The investment represents approximately 19.8% of the issued and outstanding shares of BQT Solutions. The Company has also been issued options to purchase an additional 9.5 million shares of BQT Solutions at a purchase price of AUD $0.10 per share. Under the terms of investment in BQT Solutions, the Company has an outstanding obligation to make an equity capital infusion of AUD $14 million into BQT Satellites Limited. After giving effect to such capital infusion, the Company will own 40% of BQT Satellites. BQT Solutions will retain 20% ownership interest and Prime Asset Finance Ltd. will own 40% of BQT Satellites. Prime Asset Finance Ltd. is a wholly owned subsidiary of the Company’s majority shareholder, Rudana Investment Group AG.

The Company’s assets consist only of cash and nominal investments and as such the BQT Solutions strategic investment transactions do not have the effect of causing the Company to cease being a shell company, as defined in Rule 12b-2 promulgated under the Exchange Act. The Company expects to transition from such status after closing future transactions and will report the transition in accordance with the Exchange Act and the rules and regulations promulgated thereunder.

Revenues

During the quarter ended September 30, 2008, the Company had no revenues.

Research and Development

The Company has allocated 90,000 Euros for the fabrication of demonstration units of the proprietary technologies licensed from Dr. Maggiora. Future research and development efforts are expected to be conducted together with Politechnico di Torino, in Torino, Italy through Dr. Riccardo Maggiora, the Company’s Chief Technology Officer who is a professor at the Politechnico di Torino.

Plant and Equipment

The Company does not plan any expenditures on plant and equipment for the year ending December 31, 2008.

Employees

As of September 30, 2008, the Company had two full time employees, Mr. Olivier de Vergnies, Chief Executive Officer and Mr. Gerald Sullivan, who is the Chief Financial Officer. The other persons rendering services to the Company as of September 30, 2008 included Mr. Jean-Robert Martin, our Chairman; Dr. Riccardo Maggiora, Mr. Philippe Aubay, Ms. Anne-Marie Pérus, Mr. Jean-Louis Recordon and Ms. Barbara Salz, each of whom served on a part-time basis as of the period covered by this Report. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008.

Liquidity and capital resources

During the quarter ended September 30, 2008 and to date, the primary source of capital has been loans from shareholders, and equity sales. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including service and production facilities.

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incurred total expenses of $3,796,536, including total expenses of $3,605,190 during the nine months ended September 30, 2008.

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

Our consolidated cash balance at September 30, 2008 was $510,294. As of September 30, 2008, our total assets (consisting of cash and nominal investment in BQT Solutions, Ltd.) were $4,270,249 and our total liabilities were $2,008,153.

As of September 30, 2008, Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, and companies controlled by Rudana had loaned the Company a total of $817,266. The funds were used by the company for general corporate use and for purposes of financing its strategic alliance investment obligations in BQT Solutions Limited. These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The Company previously issued a warrant to Arimathea Limited in consideration for international corporate development services to be rendered on behalf of the Company (the “Arimathea Warrant”). On May 29, 2008, the Company amended the warrant (the “First Amended Warrant”). During the period covered by this Report, the Company agreed to amend the Warrant again (the “Second Amended Warrant”). The Second Amended Warrant will have an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Arimathea, divided by (ii) the original exercise price of $3.45 per share. The maximum number of shares that may be purchased under the Second Amended Warrant is approximately one million shares of Company common stock at a purchase price of $3.45 per share, assuming the Company raises $70 million attributable to introductions made by Arimathea. All other terms and conditions of the Warrant shall remain the same.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. Subsequent to the period covered by this Report, the Company has initiated steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting. Subsequent to the period covered by this Report, the Company has commenced such changes in its internal control over financial reporting. Such changes include the retention of a full-time employee to handle the Company’s bookkeeping and accounting functions.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information pertaining to all securities of the Company sold within the period covered by this Report which were not registered under the Securities Act of 1933, as amended.

The Company entered into all of the following transactions in reliance upon the exemption from registration provided by the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  All of the sales of the Company restricted securities were made only to non-U.S. persons (as such term is defined in Rule 902(k) of Regulation S) outside of the United States pursuant to securities purchase agreements which each contained representations and warranties from each purchaser providing the factual basis for the Company to reasonably rely upon Regulation S.  Each of the certificates issued in respect of the sales of unregistered securities contain restricted transfer legends prohibiting sale or transfer except (a) in an offshore transaction complying with Rule 903 or Rule 904 of Regulation S; (b) pursuant to the exemption from registration provided by Rule 144 promulgated under the Securities Act (if available) or another then available exemption under the Securities Act and state securities laws; (c) in a transaction that does not require registration under the Securities Act or any applicable state laws, or (d) pursuant to a registration statement which has been declared effective by the U.S. Securities and Exchange Commission and which continues to be effective at the time of transfer of such securities. During August and September of 2008 subscribers (i) purchased an aggregate of 766,000 shares at $3.00 a share for total proceeds of $2,298,000; (ii) purchased 80,000 shares at $3.50 a share for total proceeds of $280,000; and (iii) purchased an aggregate of 279,990 shares at $5.00 a share for total proceeds of $1,399,950.  The total of all sales of unrestricted securities in August and September of 2008 amounted to 1,125,990 shares which is equal to approximately 2.6% of all issued and outstanding shares after giving effect to all such issuances.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

ITEM 5:  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS

Exhibit	Description

10.14	Form of Securities Purchase Agreement.

10.15	Strategic Alliance Agreement, by and between the Company and Sire Contracting Company, dated as of August 18, 2008.

10.16	Form of Amendment No. 2 to 4C Controls Inc. Common Stock Purchase Warrant “A-1.”

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4C CONTROLS INC.

By:	/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Chief Executive Officer

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Chief Financial Officer

Dated: November 19, 2008