Form 10-Q/A
period 2008-03-31
4C Controls Inc
filed 2008-11-24
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note: This amended Form 10-Q for the period ended March 31, 2008 has been filed responsive to comments delivered to the Company by the U.S. Securities and Exchange Commission. Readers are directed to the Company’s periodic reports filed with respect to periods subsequent to March 31, 2008 for information pertaining to the Company’s operations, and financial reports following the period reported herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q/A (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Balance Sheet
As restated

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets
Cash	25,838	6,313
Investment in BQT Solutions, Ltd.	940,900	-

Total Current Assets and Total Assets	966,738	6,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	73,780	74,392
Payable to related party	196,256

Total Current Liabilities and Total Liabilities	270,036	74,392

Stockholders' Equity (Deficiency)	696,702	(68,079)

Total Liabilities and Stockholders' Equity (Deficiency)	966,738	6,313

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Operations
As restated

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 28, 2004
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Revenue	-		-

Expenses

Consulting fees	-	-	7,500
Donated services	-	3,000	24,000
Impairment loss on website development	-	-	5,000
Board of Directors Fees	6,000	-	6,000
General and administration	25,453	343	32,267
Corporate fees	-	-	-
Currency (gain) loss	-	-	-
Interest	-	-	-
Personnel	24,943	-	24,943
Professional fees	119,723	10,209	267,755
Rent		-	-
Web site		-	-

Total expenses	176,119	13,552	367,465

Net Loss	(176,119)	(13,552)	(367,465)

Net Loss Per Share	0.00	0.00

Weighted Average Shares Outstanding	42,173,766	42,053,550

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to March 31, 2008
As restated

						Deficit
						Accumulated
				Effects		During the
	Common Stock		Additional	of Stock	Donated	Development
	Shares	Par	Paid-in Capital	Dividend	Capital	Stage	Total
	#	Value ($)	($)	($)	($)	($)	($)
Balance - December 28, 2004
(Date of Inception)
Common stock issued for cash at
$0.00001 per share	35,000,000	350	-	(300)	-		50
Net loss for the period	-	-	-		-	(6,520)	(6,520)
Balance - December 31, 2004	35,000,000	350	-	(300)	-	(6,520)	(6,470)
Common stock issued for cash at
$0.10 per share	7,053,550	70	100,755	(60)			100,765
Shares issuance costs			(1,548)				(1,548)
Donated services					12,000		12,000
Net loss for the year						(48,442)	(48,442)
Balance - December 31, 2005	42,053,550	420	99,207	(360)	12,000	(54,962)	56,305
Donated services					12,000		12,000
Net loss for the year						(42,707)	(42,707)
Balance - December 31, 2006	42,053,550	420	99,207	(360)	24,000	(97,669)	25,598
Effect of stock dividend							-
Net loss for the year						(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	420	99,207	(360)	24,000	(191,346)	(68,079)
Sale of common stock	470,450	5	940,895				940,900
Net loss for the period						(176,119)	(176,119)
Balance - March 31, 2008	42,524,000	425	1,040,102	(360)	24,000	(367,465)	696,702

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Cash Flows
As restated

		For the Three	Accumulated from
		Months ended	December 28, 2004
		March 31,	(Date of Inception)
	As Restated	2007	to March 31, 2008

Operating Activities
Net loss	(176,119)	(13,552)	(367,465)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	3,000	24,000
Impairment loss on website development cost			5,000
Change in operating assets and liabilities
Accrued expenses	(612)	9,093	73,780

Net Cash Used in Operating Activities	(176,731)	(1,459)	(264,685)

Investing Activities
Investments in BQT Solutions, Ltd.	(940,900)		(940,900)
Website development costs			(5,000)

Net Cash Used in Investing Activities	(940,900)	-	(945,900)

Financing Activities
Proceeds of loan from related party	196,256		196,256
Advances from a related party	-	134	34,019
Repayments to a related party	-	-	(34,019)
Investments in BQT Solutions, Ltd.	-		-
Net proceeds from issuance of common shares	940,900	-	1,040,167

Net Cash Provided by Financing Activities	1,137,156	134	1,236,423

Increase (Decrease) in Cash	19,525	(1,325)	25,838
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	25,838	25,443	25,838

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

NOTE F - BASIC AND DILUTED NET LOSS PER SHARE

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “ Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since the Company had losses in the three months ended March 31, 2008, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

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

Dated: November 24, 2008