Form 10-Q/A
period 2008-06-30
4C Controls Inc
filed 2008-11-25
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
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

Explanatory Note: This amended Form 10-Q for the period ended June 30, 2008 has been filed responsive to comments delivered to the Company by the U.S. Securities and Exchange Commission.  Readers are directed to the Company’s periodic reports filed with respect to periods subsequent to June 30, 2008 for information pertaining to the Company’s operations, and financial reports following the period reported herein.

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

PART I    FINANCIAL INFORMATION

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
Balance Sheet
As restated

	June 30,	December 31,
	2008	2007
	(unaudited)	(as restated)
ASSETS

Current Assets
Cash	229,700	6313
Prepaid expense	37,818	-
Total Current Assets	267,518	6,313

Investment in BQT Solutions, Ltd.	1,602,268	-

Total Assets	1,869,786	6,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	226,285	74,392
Deposit for subscription of common stock	280,000	-
Interest payable	4,563	-
Loan payable - related party	1,163,709	-

Total Current Liabilities and Total Liabilities	1,674,557	74,392

Stockholders' Equity (Deficiency)	195,229	(68,079)

Total Liabilities and Stockholders' Equity (Deficiency)	1,869,786	6,313

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
As restated

					Accumulated from
	For the Three Months ended		For the Six Months ended		December 28, 2004
	June 30		June 30		(Date of Inception)
	2008	2007	2008	2007	to June 30, 2008
	as restated		as restated		as restated

Revenue	-				-

Expenses
Director fees and expenses	12,067		18,067		18,067
General & Administrative	112,890	3,114	147,155	6,457	192,435
Interest	4,563	-	4,563	-	4,563
Marketing and public relations	85,685		93,825	-	106,325
Professional fees	286,268	2,955	413,982	13,164	547,548
Amortization of employee stock option expense	3,862	-	3,862	-	3,862

Total expenses	505,335	6,069	681,454	19,621	872,800

Net Loss	(505,335)	(6,069)	(681,454)	(19,621)	(872,800)

Net Loss Per Share	$(0.01)	$-	$(0.02)	-

Weighted Average Shares Outstanding	42,524,000	42,053,550	42,353,397	42,053,550

*After giving effect to stock dividend.

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to June 30, 2008
As restated

						Deficit Accumulated
				Effects		During the
	Common Stock		Additional	of Stock	Donated	Development
	Shares	Par	Paid-in Capital	Dividend	Capital	Stage	Total
	#	Value ($)	($)	($)	($)	($)	($)
Balance - December 28, 2004
(Date of Inception)
Common stock issued for cash at $0.00001 per share	35,000,000	350	-	(300)	-		50
Net loss for the period	-	-	-		-	(6,520)	(6,520)
Balance - December 31, 2004	35,000,000	350	-	(300)	-	(6,520)	(6,470)
Common stock issued for cash at $0.10 per share	7,053,550	70	100,755	(60)			100,765
Shares issuance costs			(1,548)				(1,548)
Donated services					12,000		12,000
Net loss for the year						(48,442)	(48,442)
Balance - December 31, 2005	42,053,550	420	99,207	(360)	12,000	(54,962)	56,305
Donated services					12,000		12,000
Net loss for the year						(42,707)	(42,707)
Balance - December 31, 2006	42,053,550	420	99,207	(360)	24,000	(97,669)	25,598
Effect of stock dividend							-
Net loss for the year						(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	420	99,207	(360)	24,000	(191,346)	(68,079)
Sale of common stock	470,450	5	940,895				940,900
Net loss for the period						(176,119)	(176,119)
Balance - March 31, 2008	42,524,000	425	1,040,102	(360)	24,000	(367,465)	696,702
Stock option grant -June 11 2008			3,862				3,862
Net loss for the period						(505,335)	(505,335)
Balance - June 30, 2008	42,524,000	425	1,043,964	(360)	24,000	(872,800)	195,229

4C Controls Inc. (Formerly known as Amecs Inc.)
(A Development Stage Company)
(Unaudited) Statement of Cash Flows
As restated

			Accumulated from
	For the Six Months ended		December 28, 2004
	June 30		(Date of Inception)
	2008	2007	to June 30, 2008

Operating Activities
Net loss	(681,454)	(19,621)	(872,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	6,000	24,000
Issuance of stock options	3,862		3,862
Change in operating assets and liabilities
Interest payable	4,563	-	4,563
Accrued expenses	151,894	245	226,285
Prepaid expense	(37,818)	-	(37,818)
Net Cash Used in Operating Activities	(558,953)	(13,376)	(651,908)

Investing Activities
Investments in BQT Solutions, Ltd.	(1,602,268)		(1,602,268)
Net Cash Used in Investing Activities	(1,602,268)	-	(1,602,268)

Financing Activities
Advances from a related party	-	272	34,019
Repayments to a related party	-	(928)	(34,019)
Deposit for subscription of common stock	280,000	-	280,000
Proceeds of Loan from related party	1,163,709		96,256
Net proceeds from issuance of common shares	940,900	-	1,040,167

Net Cash Provided by Financing Activities	2,384,609	(656)	1,416,423

Increase (Decrease) in Cash	223,388	(14,032)	(837,753)
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	229,701	12,736	229,700

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

NOTE H – EMPLOYEE OPTION GRANT

On June 11, 2008 the Company granted an option to purchase ten thousand (10,000) shares of the Company’s common stock to each of the following officers and directors of the Company and its subsidiaries: (i) Mr. Jean-Robert Martin; (ii) Mr. Philippe Aubay; (iii) Ms. Anne-Marie   Pérus; (iv) Mr. Jean-Louis Recordon; (v) Dr. Augustine Fou; (vi) Mr. Gerald Sullivan; and (vii) Ms. Barbara Salz.  These options were granted at a purchase price of $5.10.  This purchase price was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the grant. Using the Black Scholes options pricing model, the options were valued at $1.06 per share. The total options granted valuation on June 11, 2008 was $74,200 and will be expensed over the vesting period, which is one year. The expense for the period from June 11 to June 30, 2008 was $3,862.

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

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of the Company’s Form 10-Q for the Period ended June 30, 2008, the Company amended its financial statements for the year ended December 31, 2007. In the quarter ended September 30, 2008, the Company adopted a stock option expensing policy that amortized the expense of stock options over the vesting period. The Company had previously expensed the total value of the stock options issued on June 11, 2008. This filing presents the amortized expense for the period June 11 to June 30, 2008. The vesting period is one year. The effect of the change to the stock options described herein is presented in the table below. We have amended our professional fees to recognize that the actual costs of legal expenses were greater than our estimated accrual.

The stockholders equity statement has been amended to reflect the retroactive effect of the stock dividend.

	Three months ended
	June 30, 2008
	As previously
	reported	As restated
Professional fees	229,875	286,268
Amortization of employee stock option expense	74,200	3,862
Net loss	(519,281)	(505,335)
Loss per common share	$(0.01)	$(0.01)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

10.9
Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

10.10	Form of Company Director’s Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

10.11
Employment Agreement by and between the Company and Olivier de Vergnies, dated July 1, 2008, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

10.12
Chief Technology Officer Services Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

10.13
License Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 18, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

99.2	Press Release dated August 18, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

99.3	Press Release dated August 18, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

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