Form 10-K
period 2008-12-31
4C Controls Inc
filed 2009-04-15
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   000-52074

4C Controls Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0446287
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

100 Wall Street, 21st Floor
New York, NY 10005
(Address of principal executive offices)

866-515-7069
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $56,553,625 at June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 44,179,540 shares of Common Stock, par value $.00001, outstanding as of April 6 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time.  Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking.  These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook”  and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements.  We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to 4C Controls Inc. ..

PART I

ITEM 1:	BUSINESS

Introduction

Our business plan focuses on offering cutting edge satellites, Synthetic Aperture Radar (SAR) and high resolution optical satellite images, and integrated high technology security, surveillance and access control solutions.  We have structured our business into three operating segments:

•
Satellites & Satellite Images: High resolution low equatorial optical and synthetic aperture radar (SAR) satellites for earth observation, high resolution optical and SAR satellite images and satellite image ground direct receiving stations with advanced image processing and analysis centers.

•
Security, Surveillance and Access Controls: Cutting edge risk assessment, security, surveillance and access controls systems, deploying innovative applications and offering diverse and integrated scalable solutions.

•
Specialized & Proprietary Security Products: Proprietary Security Technologies, including ground high performance radars for intrusion detection, electromagnetic security systems, real time positioning systems (RTPS), radio frequency identification (RFID), and real time locating systems (RTLS).

During the year ended December 31, 2008 and through the date of this Report, we have been refining our business plan, recruiting our management team, establishing strategic alliances and achieving the following milestones:

•
We have entered into a Strategic Alliance and Distribution Agreement with e-GEOS S.p.A .(a joint-venture between the Italian Space Agency (ASI) and Telespazio S.p.A, a Finmeccanica/Thales company).  The Strategic Alliance and Distribution Agreement grants exclusive satellite image distribution rights to us for certain countries in the Middle East and North Africa (MENA) and South East Asia.  The distribution agreement also provides the Company with the right to distribute Cosmo-SkyMed products on a non-exclusive basis in substantially all other African countries.  The exclusive distribution rights will include worldwide sales of substantially all satellite images taken over the exclusive territory countries as well as substantially all worldwide e-GEOS satellite images and products which are sold within the exclusive territory countries. The distribution agreement also contains preferred partner provisions to facilitate mutually beneficial joint ventures and operations with e-GEOS during the foreseeable future..

•
We have commenced our plans to build a high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC).  We expect the 10,000 square meter facility to be built in a strategic alliance with Hydra Trading and other strategic investors from the United Arab Emirates.  We are planning for this facility to host an earth observation satellite data Direct Receiving Station (DRS) and offer university level courses in space engineering held in cooperation with Politecnico Di Torino, one of the leading scientific research institutions in Europe.

•
We are creating with Hydra Trading LLC (Abu Dhabi) a strategic alliance agreement to be known as 4C Hydra Systems Engineering & Technologies whose mission will be to provide infrastructure projects with a comprehensive systems approach for integrated solutions delivery, spanning from traditional projects (commercial buildings) to large infrastructure projects (new cities, ports, airports, highways, etc).  Our strategic alliance partner Hydra Trading is a subsidiary of the PAL Group and a part of the Royal Group of Companies, one of the largest investment companies in the Middle East and Africa.  Hydra Trading is primarily focused on supplying security and armaments’ equipment to both civilian and military sectors.  Hydra Trading has a strong engineering team from over 15 different countries, with a significant focus and commitment to research and development.  The strategic partnerships and distribution rights with various world-class defence contractors promote Hydra Trading as one of the leading developers of high technology solutions and service providers in the region.

•
We have created three strategic operating units which will further support the Company’s growth strategy and expansion plans to become a full spectrum provider of turnkey integrated scalable solutions for sophisticated high-technology systems, including but not limited to, civil and homeland security and defense. Each of the new operating units are majority owned subsidiaries of 4C Controls.  The operating units are: (i) 4C Global Security Consulting Ltd., a joint venture with ISDS Hellas S.A., which will engage in threat analysis, assessment and design of security solutions; (ii) 4C Systems Engineering Ltd., a joint venture with Hellenic Technologies One-Partner EPE, which will engage in the design, integration, planning, procurement, implementation, operation, management & maintenance of systems; and (iii) 4C Homeland Security and Defence Systems Ltd., a joint venture with Theron S.A. to provide turnkey scalable solutions for high technology projects in homeland security, defense, & offset benefits programs.

•
We have selected Thales Alenia Space Italia S.P.A. (“TASI”) as the prime contractor for the in-orbit delivery of our first two satellites and the related ground segment of our planned 4C Controls’ constellation of satellites.  This selection was the result of intensive technical due diligence and analysis with TASI for more than six months and signals long term technical and commercial cooperation between our Company and TASI.  We expect the two Satellites to be equipped with very high-resolution (1 meter) synthetic aperture radar (SAR).  We are planning for the first satellite to be in orbit by end of 2011.  We are in the final stages of negotiation with TASI regarding definitive agreement for their contractor services and we expect the definitive agreement to be signed very shortly.

•
We have entered into a License Agreement with Dr. Maggiora, our Chief Technology Officer and member of our Board of Directors, under which we have acquired exclusive rights to proprietary high technology intellectual properties invented and/or developed by Dr. Maggiora, that we will further develop and offer to our customers.  These proprietary solutions include Electromagnetic Security (EMSEC) systems, Real Time Positioning System (RTPS), RADAR and GUIDAR Systems and Real Time Locating Systems (RTLS).

•
We have created a strategic alliance with 4C Security Solutions Limited, an Australian company, formerly known as BQT Solutions Limited (“4C Security Solutions”) and its Australian subsidiary 4C Satellites Limited, formerly known as BQT Satellites PTY Ltd (“4C Satellites”).  4C Security Solutions specializes in access control systems, biometric and smart card readers, CCTV, cameras and customized security solutions.  While 4C Satellites is only at a nascent stage of development, we intend to use it as our platform for developing our satellites program.  4C Satellites has established a joint venture with 4C Polito Space Technologies S.p.A., an Italian private company, in cooperation with Politechnico di Torino.  We expect to work closely with the Politechnico di Torino on all of our projects through Dr. Riccardo Maggiora, who is our Chief Technology Officer and an Associate Professor at the Politechnico di Torino.

4C Controls – Vision, Mission, Strategy

Mission

In the wake of increasing security threats and global terrorism, safety and security are more crucial than ever to governments, individuals, commercial and residential sectors.

We intend to position ourselves as a leading international security and surveillance group serving security markets worldwide. Our aim is to achieve global superiority through cutting edge technology and innovative applications, offering diverse and integrated scalable security and surveillance solutions.

Strategy

Our strategy focuses on our belief that technology will be the key driver of growth in the security industry as the market shifts towards more integrated security solutions.  Key aspects of our strategy include the following:

▪	We intend to offer high technology integrated security solutions providing real-time early warning and reduction of time scales from threat-detection to termination in the field.

▪
Our satellite program focuses on the design, construction and operation of synthetic aperture radar (SAR) satellites dedicated for Earth observation and surveillance.  Through our Chief Technology Officer, Dr. Riccardo Maggiora, we have a cooperative relationship with Politechnico di Torino.  Dr. Maggiora also serves as an Associate Professor at the Politechnico di Torino.

▪
We expect to commence our satellite images business with the construction of three satellite ground stations at strategic locations in the Middle East, Africa and Asia.  These satellite ground stations will be used for receiving, processing and analyzing SAR and high resolution optical satellite images.  We plan to enter into strategic alliances and establish offices in each of the countries to effectively commercialize our enhanced analysis SAR and high resolution optical satellite image products.

▪
We plan to grow through organic development as well as through commercialization of our proprietary technologies invented and/or developed by Dr. Riccardo Maggiora, our Chief Technology Officer and member of our Board of Directors.

▪
We are also pursuing strategic alliances as well as mergers and acquisitions in the global security industry in order to strengthen our ability to design, market, sell, manage and integrate cutting edge, scalable security and surveillance solutions and services.

▪	We also intend to commercialize access control systems and support sales of biometrics, smart card readers, closed-circuit television cameras and customized solutions for selected key clients.

▪
We have acquired exclusive licenses for the development and commercialization of cutting edge technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, radio frequency identification and real time locating systems for monitoring and surveillance.  Key features of the ground security materials include cost effective use of operations-proven commercially available component items, scalability, expandability, and high performing architecture in terms of response time, image quality, data volume and throughput, and service availability. We intend to apply for patents on these technologies in Europe and the United States.

The Satellites & Satellite Images Segment

Our strategic goal is to become a leading producer of Synthetic Aperture Radar (SAR) high-resolution satellites for commercial use in Earth observation.  We intend to focus on various business segments to present integrated total solutions for customers to enable them to both reduce their operating costs and measurably improve their security.  We also intend to provide Synthetic Aperture Radar and high resolution optical satellite images from third party satellite operators with our own value-added image enhancement services.

We are among the world’s first movers in commercialization of synthetic aperture radar technology. The worldwide demand for increasing security levels has advanced the commercialization of this technology which was previously only available for military use.

Our strategy for our satellite business is to cover the entire Earth observation value-chain from manufacturing to value-added services.  In order to achieve this strategy we intend to undertake the following:

•	Design, develop, produce and sell high-resolution, low equatorial orbit optical and synthetic aperture radar (“SAR”) satellites;

•	Provide high resolution optical and synthetic aperture radar satellite images and value-added image enhancement services;

•	Lease satellite imaging capacity from commercial and government operators, and act as a service provider to satellite image end-users;

•
Establish satellite ground stations at commercially attractive locations that have the potential to maximize contact with satellites on their orbital paths for receiving, processing and analyzing high resolution satellite images;

•	Enter into strategic alliance arrangements to build, establish and operate satellite ground stations and establish networks of satellite images sales offices in the Middle East and Africa;

•	Build one dual-band ground station and main user center located in the Middle East during 2009, with future ground stations planned for Africa and Asia.

Synthetic Aperture Radar (SAR) Satellites

Synthetic aperture radar (SAR) systems are active radar systems which provide their own illumination through radar pulses and thus operate independently of visible light. SAR systems are able to observe substantially any location, at any time of day or night, in any weather, from any distance. A SAR antenna transmits microwave pulses towards the Earth’s surface. The microwave energy scattered back to the spacecraft produces high precision data. Proprietary post-processing systems synthesize the data to form precision images with highly sophisticated definitions.

Synthetic aperture radar satellites have the ability to provide all-weather, day-and-night imaging, which is a mission-critical capability for a variety of end-user applications. With synthetic aperture radar technology, it is possible, for example, to search for water springs in deserts, detect oil in the sea, analyze remote forests and measure the height of waves in an ocean.

Characteristics of Synthetic Aperture Radar Satellites:

Synthetic aperture radar satellites can image the Earth at three types of resolutions:
•	low (>10 meters);
•	medium (3–5 meters); and
•	high (one meter).

In addition, these satellites can be operational day or night in all weather conditions.  We intend to conduct our business only in the high resolution category.

Synthetic aperture radar satellites are expected to maintain orbits that are much closer to the Earth than other satellites, requiring the satellites to travel at a very high speed in order to avoid being pulled out of orbit by Earth’s gravity. Satellites at a low equatorial orbit can travel at about 27,400 km/h (8 km/s), making one complete revolution around the Earth in about 90 minutes.

Since it requires less energy to place a satellite into a low equatorial orbit and the low equatorial orbit satellite needs less powerful amplifiers for successful transmission, many communication and observation applications use low equatorial orbits.

The Satellites Imaging Industry

High resolution satellites house sensors which have the capability of imaging, measuring and recording events or objects from a significant distance.  The satellite market includes not only the development, assembly and use of the satellites but also imagery sales, enhancement services and related products.

Historically, the only of major players in the satellite market were government entities, including military services and large civil space agencies.  Imaging satellites were mainly used for meteorological and environmental purposes including monitoring changes on the Earth’s surface.  Commercial satellite operators tended to only use low-resolution surveillance systems and the majority of these operators were quasi-government organizations.  The market for satellites has been fragmented, immature and complex, and is not developing as a mass market.  Hence there has not been much pressure for satellite companies to develop efficient processes and lean cost structures.

Currently, there are only a limited number of commercial providers of satellite imaging services.  Collectively, these competitors address only a portion of the market opportunities in the satellite imaging industry.  Our focus is on the commercial use of high-resolution and high-performing synthetic aperture radar satellites.  We believe that this niche represents the high potential growth segment of the satellite market. We expect our synthetic aperture radar satellite system to effectively outperform the competition in this market segment.

We believe that the market for Earth observation is growing for several reasons, including the “Google Earth” effect of more people and enterprises being introduced to the value of satellite imaging.  We expect public awareness of satellite Earth observation technology and the range of uses to grow significantly during the coming decade.  As a result, we also believe that demand for commercial use satellites will also increase.

Global Security Concerns

The aftermath of the terrorist attacks on the U.S. of September 11, 2001 and the conflicts in Afghanistan, Iraq and the Middle East have significantly contributed to the increase in demand for satellite imagery to address security and intelligence gathering concerns for government and commercial users.  Many national governments and major corporate enterprises for surveillance and related security programs are increasingly relying on commercial satellite imagery providers.

We believe that the satellite industry is expected to benefit increasingly from the growing concerns of states for defense and security with the delivery of dedicated military satellites and dual-use satellites through traditional procurement schemes and public-private finance.

Growing Market

We believe that the high resolution synthetic aperture radar market is at an early stage of development with the potential for profitable commercialization due to the increasing global need for security, surveillance and aerial photography. Currently, only one synthetic aperture radar satellite out of 14 (approximately 8%) in the market is registered for commercial use, compared with 72% commercial use in the entire satellite market.

There has been increased satellite capacity in the Earth observation market.  From 2007–2016, industry sources estimate that 151 satellites will be launched for Earth observation, compared with 69 for the period 1996–2006.  In most satellite market segments, such as communication, navigation and astrometry, competition is very intense.  However, the Earth observation/imaging market for synthetic aperture radar satellites is in early stage of development with little competition.

Higher awareness

Companies providing satellite images over the Internet have increased the awareness of both the accessibility and possibilities of satellites by allowing average users to view satellite images of the Earth.  Industry sources estimate that one such program has had over 300 million downloaded usage.  We believe that this increased awareness will not only help broaden the market but also aid in our marketing efforts.

Near real-time global satellite imagery is expected to provide capability for commercial customers to map remote areas of the world efficiently and cost-effectively where no maps exist or where existing maps are obsolete. In addition, synthetic aperture radar satellite imagery will facilitate near real-time monitoring of agricultural, forestry and fishing areas to provide frequent and timely information to enhance business and government effectiveness.

General Opportunities and Company Plans

We believe the following attributes of the satellite industry offer us significant potential value and attractive opportunities:

•	Satellites are expected to be able to image areas which are not accessible by airplanes because of restrictions on air space or because the areas are too remote.

•	The satellite business generally has very high barriers to entry and typically requires critical quickly evolving expertise which is not widely available.

•
Demand is apparently shrinking for larger satellites and industry sources indicate increasing demand for smaller satellites by governments and enterprises which previously could not reasonably access satellite technology.

•
Demand is expected to increase for satellite image products from new client groups who previously had no access to satellite technology, such as regional governments, scientists, tourism departments, logistics companies and image providers such as Google as well as private clients who wish to use satellite imagery for customized business purposes.

Our satellite plan focuses on the design, construction and operation of small synthetic aperture radar satellites dedicated for Earth observation and surveillance in cooperation with the Politechnico di Torino and other scientific research institutes. The Politechnico di Torino has established 4C Polito Space Technologies S.p.A. (“4C Polito Space”), an Italian private stock company in a joint venture with 4C Satellites.  We are working in cooperation with Politechnico di Torino and 4C Polito Space through Dr. Riccardo Maggiora, our Chief Technology Officer and a director on our Board, who also serves as an officer and director of 4C Polito Space and as an Associate Professor at Politechnico di Torino.

We anticipate setting up high resolution synthetic aperture radar satellite production facilities within the Politechnico di Torino Campus in Verres, Italy.  Areas of operation are expected to include avionics (digital hardware design, radio frequency and antenna design), telecommunications systems, firmware/ software design, aerospace (mechanical and thermal design, propulsion and mission specialists) assembly, integration and acceptance tests.

Initially, anticipated sales of synthetic aperture radar satellites are expected to be a key source of our revenue.  We expect it will take a 24 to 30 month production cycle to develop, manufacture and launch each synthetic aperture radar satellite. We plan to sell each satellite at commercially competitive prices.  Out prices will take into account cost associated with mission control and variations due to custom attributes. We anticipate that the purchase price to be paid by each customer will be paid in incrementally in advance installments.

We have appointed Thales Alenia Space Italia S.p.A. (TASI) as the prime contractor for the in-orbit delivery of the first two satellites with related ground segment of our planned satellites constellation. We expect to equip the two satellites with very high-resolution (1 meter) synthetic aperture radar. We plan to arrange to have the first satellite in orbit by end of 2011.  We expect to execute prime contractor agreements with TASI during the foreseeable future.

Satellite Images, Ground Stations and Value-Added Services Segment

Our business plan focuses on commercialization of high resolution optical and SAR satellite images and satellite image direct receiving ground stations with advanced image processing and analysis centers.  We currently intend to have one dual-band ground station and main user center located in Abu Dhabi with future ground stations planned for Africa and Asia. We expect to strategically place each ground station center as to maximize contact with satellites on their orbital paths. The image processing facility at each center is expected to house the hardware and software systems and personnel required to operate and control the satellites as well as process, store and distribute imagery.

Cosmo-SkyMed Satellite Constellation Images Distribution

We have executed a strategic alliance and distribution agreement with e-GEOS S.p.A, an Italian company which is a joint-venture between Telespazio S.p.A (a Finmeccanica/Thales company) and the Italian Space Agency.  The Italian Space Agency has developed in cooperation with the Italian Ministry of Defense a constellation of  four satellites that will serve for both civil and military purposes (“Cosmo-SkyMed”).  The COSMO-SkyMed system involves a constellation of four satellites equipped with RADAR sensors designed to operate under any weather conditions in any type of visibility and with very short revisiting time.  As of the date of this report, three of the Cosmo satellites have been launched, two of them are in operations and the third one is expected to enter into operations in the first half of 2009.  The Strategic Alliance and Distribution Agreement grants exclusive distribution rights to us for the Cosmo Sky-Med satellite images for certain countries in the Middle East and North Africa (MENA) and South East Asia.  The distribution agreement also provides the Company with the right to distribute Cosmo-SkyMed products on a non-exclusive basis in substantially all other African countries.  The exclusive distribution rights will include worldwide sales of substantially all satellite images taken over the exclusive territory countries as well as substantially all worldwide e-GEOS satellite images and products which are sold within the exclusive territory countries.

4C Gulf Earth Observation Center (4C GEOC)

We are planning to build a high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC).  We expect this 10,000 square meter facility to be built in a strategic alliance with Hydra Trading and other strategic investors from the United Arab Emirates.  This facility plans to host an earth observation satellite data Direct Receiving Station (DRS) and offer university level courses in space engineering held in cooperation with Politecnico Di Torino.  In addition, the 4C GEOC designs include a facility for training regional customers on the latest high resolution earth observation applications, with a special focus on SAR.  The plans for the facilities include classrooms, laboratories for hands-on experience in software (especially image processing), telecommunications and electronics with educational programs offered under the auspices of the Politecnico Di Torino.  The 4C GEOC expects to open a new era of innovative programming in high resolution earth observation satellite data acquisition, processing, analysis and distribution in the Middle-East and North Africa.  The 4C GEOC also expects to create a new generation of skilled space engineers and technicians specialized in one of the world’s most advanced satellite technologies.  The 4C GEOC DRS plans to receive and distribute in real-time the COSMO-SkyMed satellite SAR data acquired in its visibility range.  The DRS also plans to receive high resolution optical satellite data from selected satellite constellations in cooperation with other leading global operators.  Integrating radar and high-resolution optical data is expected to extend the range of innovative applications for unprecedented cutting-edge operational monitoring services.  The 4C GEOC plans include a conference center for hosting special events and annual conventions related to Earth Observation technologies. Our strategic alliance partner Hydra Trading is a subsidiary of the PAL Group and a part of the Royal Group of Companies, one of the largest investment companies in the Middle East and Africa.  Hydra Trading is primarily focused on supplying security and armaments’ equipment to both civilian and military sectors.  Hydra Trading has a strong engineering team from over 15 different countries, with a significant focus and commitment to research and development.  The strategic partnerships and distribution rights with various world-class defence contractors promote Hydra Trading as one of the leading developers of high technology solutions and service providers in the region.

Electronic Security, Surveillance and Access Controls Segment

We intend to offer and integrate a variety of Specialized & Proprietary Security Products as stand-alone systems and as part of comprehensive security and surveillance solutions, including:

•	smart card readers,
•	closed-circuit television cameras
•	high-end customized security solutions, and
•	integrated security systems,

We intend to commercialize access control systems and support sales of biometrics, smart card readers, closed-circuit television (CCTV) cameras and customized solutions for selected key clients. Access control management systems are sophisticated, intelligent and cost effective security applications that provide movement and access controls within a facility.

Through our strategic alliance with 4C Security Solutions, an Australian company which has a global reputation in access control technologies, we intend plan to integrate into our systems their components for security, surveillance and access control solutions, including the following technologies:

•	Biometric Access Control
•	Data Encryption
•	Closed-circuit television (CCTV)
•	Personal Identification Technology for Physical & Network Security Applications

The products we offer as integrated solutions using components provided through 4C Security Solutions will facilitate high levels of security.  We expect to offer all hardware and software for the security and access control systems.  The access control readers and smart cards can be retrofitted to an existing security system which is highly advantageous when upgrading to a state-of-the-art security system.

Our offerings of biometric technologies utilizing the 4C Security Solutions’ components include fingerprint authentication, iris and 3D facial recognition, face in the crowd identification and one of the world’s most advanced closed-circuit television technologies. We plan to deliver comprehensive electronic security solutions to protect buildings and infrastructure, as well as systems to protect computer networks.  Our offerings will include a broad range of access control systems and security authentication products.  Our systems are flexible, enabling us to tailor our solutions to each customer’s specific needs.

Specialized & Proprietary Security Products Segment

Dr. Riccardo Maggiora, our Chief Technology Officer and as a member of our Board of Directors, has developed our specialized & proprietary security technologies.  Dr. Maggiora also serves as an Associate Professor and member of Antenna and Electromagnetic Compatibility Laboratory at the Politecnico di Torino, Italy.  Our specialized & proprietary security technologies include:

•	Ground High Performance Radars for Intrusion Detection
•	Electromagnetic Security Systems;
•	Real Time Positioning System;
•	Radio Frequency Identification; and
•	Real Time Locating Systems.

Ground High Performance Radars for Intrusion Detection

We intend to offer cutting edge ground radar intrusion detection technology.  We expect to offer two different types of perimeter intrusion detection radars which detect moving targets: Guided radar (“GUIDAR”) and conventional radar.  Our GUIDAR will use ultra wide band radio signals while our radar technology will utilize mono-static ultra wide band electronic scanning radar.

GUIDAR exploits the features of ultra wide band radar signals which are processed, detected, and classified by means of a complete and innovative digital signal processing. This technology is generally classified as active, volumetric, terrain following, all-weather, and resistant to vegetation and blowing debris.

Radar is a mono-static Ultra Wide Band electronic scanning radar using a new antenna design and an advanced digital signal processing system realizing a protection barrier.  The processing unit is being developed implementing a signal processing scheme able to precisely recognize the intruder radar cross section and two dimensional position at varying distances from the antenna. This technology is classified as active, volumetric, all-weather, ideal for low profile targets, and resistant to vegetation and blowing debris.

We are planning the systems utilizing these perimeter intrusion detection radars to have significant commercial applications for military and manufacturing facilities, airports, borders, and especially pipeline systems.  The technology is also applicable to remote, unmanned technology locations owned by mobile phone companies, oil industry storage and distribution centers and other industrial assets.  We expect to deploy ground radar technology that has cutting edge efficiencies, including systems which can detect potential breach of pipeline security within a 360 degree field of vision over one kilometer.  We believe that the economics of the ground radar systems present us with a substantial business development opportunity for our Company.

Electromagnetic Security (EMSEC)

We intend to offer anti eavesdropping technology for video display and other ancillary electrical emissions based on innovative digital signal processing techniques, image processing and real time positioning systems.  The technology has a significantly higher capability of protecting ancillary and ambient signals from unauthorized remote capture.  We plan to offer the technology to major banks, companies and other application users who have critical needs to protect screen display data and other ancillary and ambient signals generated from communication and display devices.

We intend to have two sophisticated systems in the area of electromagnetic security.  The first electromagnetic security system is a single active protection system based on the emission of correlated signals emitting a composite correlated protection signal.  We believe that this product has competitive advantages because it is low power, works on a narrow band, has so far proven effective and easy to install.  The second electromagnetic security system is a high performance (long distance and wall penetrable) on video display unit based on state-of-the- art digital signal processing.

Real Time Positioning System (RTPS)

We intend to offer a real time positioning system consisting of a fixed infrastructure of base stations and associated hardware and software to enable accurate real-time tracking of small battery powered (active) tags.  These tags can be attached to people or objects, within the area covered by the base station infrastructure. Compared to global positioning systems (GPS), real time positioning systems have several advantages including:

•	greater accuracy, typically to a resolution of a few inches;
•	the ability to work in situations where GPS does not work, such as inside buildings; and
•	very small devices (active tags) with very small batteries.

Real time positioning systems track objects continuously by means of a fixed infrastructure. Utilizing innovative signal processing techniques, the system can be used to track people or objects, determine their positioning, as well as determining the proximity between objects. The communications function allows the system to dynamically manage the tags, vary update rates, send paging commands, report battery status information and button press actions.  In particular, the systems could not only detect unauthorized opening of shipping containers, but also speed up handling processes, for example in customs clearance.  We believe that total logistics chains using real time positioning systems could therefore be protected without interruption from place of origin to destination at significant cost savings for prospective customers.

Radio Frequency Identification (RFID)

Radio frequency identification is a technology which has the ability to identify tagged objects remotely using radio waves.  Radio frequency identification systems are generally classified into two categories, passive radio frequency identification and active radio frequency identification.  We are focusing on active radio frequency identification, where a battery drives the tag, which we believe will be responsible for an increasing percentage of commercial expenditures in the radio frequency identification market.

Radio frequency identification is not actually a new technology, but it is being applied in new ways due to technological advances and decreased costs. Radio frequency identification was used during World War II to identify friendly aircraft and is now being used in a variety of public and private sector settings, from hospitals to highways.  In radio frequency identification systems, an item is tagged with a tiny silicon chip and an antenna, the chip plus antenna (typically referred to together as a “tag”), which can then be scanned by mobile or stationary readers, using radio waves. The user can then encode the chip with a unique identifier, allowing tagged items to be individually identified by a reader.  This technology permits each tagged item to be individually and uniquely identifiable, such as each article of clothing in a store or each prescription in a pharmacy confirming the authenticity of its contents.  Radio frequency identification tags on car windshields can facilitate movement through highway tollbooths, saving time and reducing traffic congestion. At home, pets can be implanted with chips so that lost animals can be identified and returned to their owners more readily. In each case, the tag information is saved to a database. The tag, reader, and database are the key components of a radio frequency identification system.

The breadth and depth of radio frequency identification applications include a multitude of potential uses, including the following:

•	Tracking assets and improving asset utilization
•	Improving recycling to become more environmentally responsible and reduce human impact on the environment
•	Using radio frequency identification as a tool for preventing product theft
•	Improving inventory management and warehouse operations
•	Improving operational efficiencies
•	Facilitating fast, secure payments and engendering customer loyalty
•	Using radio frequency identification to control access to buildings and networks
•	Protecting products from counterfeiting
•	Using radio frequency identification to improve supply chain operations and efficiently work with supply chain partners.

We believe that radio frequency identification smart labels hold the potential to revolutionize supply chain management and logistics operations across a range of industries and could ultimately replace the ubiquitous bar code on trillions of fast moving consumer goods.

We expect to offer our proprietary RFID technologies for complete supply chain management, including electronic article surveillance, anti-shoplifting labels and other manufacture, wholesale and retail inventory and distribution applications.

Real Time Locating Systems (RTLS)

Real time locating systems are radio frequency identification systems which have been upgraded to provide instant location information. Items tagged with normal radio frequency identification are read when a reader is brought near a tag or a tagged item is passed near a reader. Real time locating systems allow a reader unit to "see" the actual location of a tagged item, without the tagged item being near the reader. Using special readers placed around a property or strategic locations, real time locating systems tags are located using a triangulation system.  The real time locating systems tag itself can be the size of a postage stamp.  Tagged items may be as small as a mobile phone or as large as a shipping container.

Real time locating systems readers are usually deployed as a network of triangulation readers which can be spaced anywhere from 50 to 1,000 feet from each other. The system continually updates the database with current tag locations at programmed time intervals or event triggers.  The frequency of tag location updates may have implications for the number of tags that can be deployed and the battery life of each tag.  A typical applications system can track thousands of tags simultaneously and the average tag battery life can be three to four years.

Examples of the use of real time locating systems readers includes hospital staff who have traditionally had difficulty summoning assistance when faced with an emergency situation: alarm pendants can send alerts in emergencies but do not give a position. Supply chains traditionally tracked by radio frequency identification and barcodes lack precision at various points in their movement.

We believe that real time locating systems will over time become a very attractive commercial solution for current and prospective users of radio frequency identification as costs reduce.  The main applications of real time locating systems in the immediate future are expected to be in manufacturing, healthcare, postal/ courier, research and development, and military sectors, with increased interest from many other sectors including retail and agricultural.

Strategic Alliances

As a core component of our development and growth strategy, we intend to enter into strategic alliances to achieve the following benefits:

•	Obtain access to some of the most innovative and cutting edge solutions within the scope of our business model;
•	Leverage our global marketing and branding strategy;
•	Enhance time to market and obtain commercial sales efficiencies;
•	Unlock value inherent in synergistic alignment of mutually beneficial core competencies;
•	Achieve competitive advantages; and
•	Obtain the benefit of our alliance partners’ respective local and global network strengths

Strategic Alliance and Distribution Agreement with e-GEOS S.p.A.

We have entered into a Strategic Alliance and Distribution Agreement with e-GEOS S.p.A. (Italy) as the exclusive distributor of Cosmo-SkyMed satellite images, as discussed in detail above under the caption Satellite Images, Ground Stations and Value-Added Services.

4C Gulf Earth Observation Center (4C GEOC)

We are creating a strategic alliance with Hydra Trading LLC (Abu Dhabi) build a high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC), as discussed in detail above under the caption Satellite Images, Ground Stations and Value-Added Services.

4C High Resolution "GulfSatellites" Satellite Program

We plan to offer an innovative solution to improve the Earth observation applications with our "GulfSatellites" program.  GulfSatellites is an Earth Observation System (EOS) expected to consist of four high resolution SAR satellites ("GulfSAR 1, 2, 3 & 4") which will be devoted to security applications, maritime management, risk management, environmental protection, geology, cartography and planning.  The Area of Interest (AOI) has been defined as the region with latitude ranging from 43° S to 43° N. The program is expected to include two high resolution optical satellites as well as the four SAR satellites.  For purposes of capitalizing the GulfSatellites program, we expect several institutions and organizations from the Gulf Cooperation Counsel region (GCC) to participate as equity investors in the GulfSatellites program.  We have entered into a services agreement with the General Khalid Abdulla Mabarak Al Buainain who is the Company’s Vice President for Middle East Military and Defense Projects, which includes his assistance in respect to commercialization of the GulfSatellites program.

4C Hydra Systems Engineering & Technologies

We are creating a strategic alliance agreement with Hydra Trading LLC (Abu Dhabi) to be known as 4C Hydra Systems Engineering & Technologies, whose mission will be to provide infrastructure projects with a comprehensive systems approach for integrated solutions delivery, spanning from traditional projects (commercial buildings) to large infrastructure projects (new cities, ports, airports, highways, etc).

4C Global Security Consulting Ltd. - Threat Analysis, Assessment and Design of Security Solutions

The Company has created 4C Global Security Consulting Ltd. with ISDS Hellas S.A., an internationally renowned, multinational consultancy company which provides high-end security threat assessment services. ISDS Hellas S.A. is registered with the Greek Ministry of Public Order and served as the official Athens 2004 Olympic Games main (prime) security consultant. ISDS Hellas S.A. is also certified by the Greek Ministry of Mercantile Marine to carry out Port Facility Security Assessments (PFSA) and Port Facility Security Plans (PFSP) for seaports and port facilities within the European Union. 4C Controls will through this operating unit provide Critical Security Threat and Assessment Services in Europe, the Middle East, Africa and Asia as part of the total integrated security, surveillance and access controls solutions.  ISDS Hellas S.A., through its subsidiary Earth Solutions, also brings additional specialized expertise which directly complements the Company’s satellite observation business, providing 4C Controls with the ability to deliver integrated satellite observation solutions, using high resolution digital orthophoto thematic and geospatial data of Google. Earth Solutions maintains and hosts the complete installed latest version Google Earth Enterprise Server for the support of international clients. The system provides specialized applications that can support Maritime security, Airports security, refinery security and military bases. The company plans to add “Photogrammetric digital camera DIMAC” to its system to enhance the capabilities and applications for the Google Earth Enterprise Server.

4C Systems Engineering Ltd. – Design, Integration, Planning, Procurement, Implementation, Operation, Management & Maintenance of Systems

The Company has created 4C Systems Engineering Limited with Hellenic Technologies One-Partner EPE, a company which has a 20 year track record as a systems integration and engineering house which provides creative, cost-efficient, time sensitive and complete end-to-end technology systems design, development and delivery solutions. 4C Controls will through this operating unit provide system integration solutions for all 4C Controls international projects, including system design, development, prototyping, production, coordination of rollout, testing, handover training and ongoing support services for the full life cycle of the systems and products. Hardware & software can also be in-house designed, developed and produced to facilitate custom project requirements not satisfied by off-the-shelf solutions.

4C Homeland Security and Defence Systems Ltd. - Turnkey Solutions for High Technology Projects in Homeland Security, Defense, & Offset Benefits Programs

The Company has created 4C Homeland Security and Defence Systems Ltd. with Theron S.A., a highly specialized European based company in Greece which provides turnkey development, consulting and specialized advisory services in defense, homeland security and offset management. 4C will through this operating unit undertake homeland security, defense and offset benefit projects for Governmental Agencies.  This strategic operating unit will have access to commercial representation of highly specialized defense and homeland security products and applications for niche markets. The focus of this operating unit will be related to defense and homeland security markets, including projects implementing secure information and communications technologies such as TETRA of Motorola, which is the market leader for secure voice, video, and data communications of emergency services (police, fire, etc) worldwide, and secure wireless broadband applications.

4C Security Solutions Ltd.

We have created a strategic alliance with 4C Security Solutions and its subsidiary 4C Satellites Limited.  4C Security Solutions specializes in access control systems, biometric and smart card readers, CCTV, cameras and customized security solutions.  The purpose of our strategic alliance with 4C Security Solutions is to obtain joint marketing synergies, international branding and leveraging the integrated value of our respective products and service offerings.  This strategic alliance will facilitate the Company’s ability to offer comprehensive and fully integrated security and access control solutions to prospective clients on a global basis.

4C Security Solutions has sold security access control products throughout the world, including to both large multinational corporations and government agencies.  With its partnership with the Company, 4C Security Solutions intends expand its business model and broaden its undertakings to include engaging in integrated security access projects.

As of the date of this Report we have invested AUD$4 million (approximately US$3.5 million) and we own approximately 19.8% of the issued and outstanding equity interests in 4C Security Solutions.  We account for our ownership of the shares as held for investment purposes.  Under our agreement with 4C Security Solutions, we have also been issued options under which we may purchase of 9.5 million shares of 4C Security Solutions at a purchase price of AUD$0.10 per share, which may be exercised in whole or in part at any time prior to December 31, 2013.  All payments to date in respect of our investments in 4C Security Solutions have been made on our behalf by Rudana Investment Group AG which have been treated as shareholder loans.

4C Satellites Ltd.

In connection with our strategic alliance 4C Security Solutions, we have also agreed to acquire a 40% interest in 4C Satellites Ltd.  4C Satellites is in a nascent stage of development and does not yet have any assets or operations.  We intend to use it as our platform for developing our satellites program.  4C Satellites has established a joint venture with 4C Polito Space Technologies S.p.A., an Italian private company, in cooperation with Politechnico di Torino.  We expect to work closely with the Politechnico di Torino on all of our projects through Dr. Riccardo Maggiora, who is our Chief Technology Officer and an Associate Professor at the Politechnico di Torino.  4C Satellites is an Australian corporation which is 20% owned by 4C Security Solutions and 40% owned by Prime Asset Finance.  The remaining 40% is subject to issuance to 4C Controls pursuant to completion of an equity financing commitment for AUD $14 million.  We expect 4C Satellites to serve as the satellite production and sales business unit of the Company.  4C Satellites expects to establish high resolution synthetic aperture radar (SAR) satellites production facilities in Italy.

In consideration for the 40% interest in 4C Satellites, we have agreed to capitalize 4C Satellites with AUD$14 million for commencement of the satellites production program.  The 4C Satellites program is part of our strategic plan to cover the entire value chain of high resolution Earth observation satellite-based businesses, from satellite manufacturing and operation to images processing and sales to end users.

4C Polito Space Technologies S.p.A.

4C Satellites owns 75% of 4C Polito Space Technologies S.p.A. (“4C Polito Space”), an Italian private stock company.  The Politecnico di Torino also owns 17% of 4C Polito Space.  The remaining 8% of 4C Polito Space is owned by other parties, including Dr. Riccardo Maggiora, our Chief Technology Officer and member of our Board of Directors, who owns 2% of 4C Polito Space.  We plan to design and build our high resolution optical and SAR satellites dedicated for Earth observation and surveillance through 4C Polito Space and 4C Satellites.  Dr. Maggiora also serves as CEO of 4C Polito Space and he is an Associate Professor at the Politechnico di Torino.  We intend to work in close cooperation with the Politechnico di Torino through Dr. Maggiora in regard to research, development and realization of our satellite program.

Future Strategic Alliances, Joint Ventures, Mergers and Acquisitions

We intend to pursue a business model that relates to international security and surveillance technology. We intend to acquire and create strategic affiliations with leading international security and surveillance enterprises serving security markets worldwide and establish an ability to design, manage and integrate state-of-the-art high technology security solutions with comprehensive and fully integrated service offerings. We anticipate acquiring technologies and large global distribution networks primarily in the market sectors of electronic surveillance/ global access control markets; and low-orbit high resolution satellites technologies and satellite images.

We also plan to acquire technologies with large footprint distribution networks in the market sectors of electronic surveillance/global access control markets and remote sensing technologies. We plan to acquire strategic interests in companies with these attributes in order to access the international security industry and strengthen our ability to design, manage and integrate cutting edge technological security solutions and achieve comprehensive service offerings to become a global leader.

Sales & Marketing

Our sales and marketing activities are primarily focused outside of the United States.  Our officers and directors assist us with our sales and marketing efforts.  We expect to enter into representation and distribution agreements during the near future with regional sales representatives who specialize in particular industry sectors.  We also expect to employ and hire independent contractors as direct sales representatives worldwide.  Our sales representatives will be paid primarily through commissions.  We intend mainly to sell our products and services for use in large scale government and commercial projects.  We do not intend to pursue a retail level of marketing during the foreseeable future; however, we may enter into reseller agreements to permit the retail sale of our products and services.  As of the date of this Report, we have not yet had any sales in any of our business segments.

We intend to market our products and services and develop our global brand awareness primarily utilizing a highly qualified network of persons with direct access to material decision-makers.

Management Services

We have a management services agreement with Prime Asset Finance Ltd., a UK company which is a wholly owned subsidiary of Rudana Investment Group AG, our majority stockholder.  Under the terms of the agreement, Prime Asset Finance will assist and advise us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  We agreed to pay an initial services fee of $250,000 to Prime Asset Finance Ltd. as of August 2008 and committed to pay management services fees of $25,000 per month in respect of the management services.  All of the fees have accrued to date and have not yet been paid.  Prime Asset Finance Ltd. will be compensated in the amount of 5% of the total transaction value of any company acquired by us by merger or acquisition which has been introduced by Prime Asset Finance.  We believe that the services of Prime Asset Finance have been valuable to us with respect to inception of our operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing us to prospective customers.  We believe the services of Prime Asset Finance will continue to be beneficial to our business and our shareholders.

Competitive Position

We intend to do business in highly competitive markets. There are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. Large industry participants make up the most significant share of the market in the sectors in which we intend to operate. There is increasing competition in the industry and the usage of cooperation agreements, alliances and partnerships have also increased. We may not be able to compete effectively against other industry participants.

 In our Satellites and Satellite Images segment we expect to directly and indirectly compete in target market of Synthetic Aperture Radar (SAR) and high resolution optical images against various private companies as well various foreign government providers.  Our competitors include satellite operators plus numerous aggregators of imagery and imagery-related products and services, including Google and Microsoft.  In addition, we expect to compete against aerial providers of high resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including possible enhanced resolution.  The value of our imagery may also be diluted by certain earth imagery that is available free of  charge.  We expect to compete both directly and indirectly against certain systems operated by certain foreign governments and foreign corporations, including the German TerraSar-X, which offers 1 meter SAR data.  We believe that our SAR imaging capability and our exclusive distribution rights in the Middle East and North Africa utilizing the Cosmo-SkyMed satellite constellation will provide us with significant competitive advantages over our direct and indirect competitors, but if our competitors are able to deliver superior products or are able to reduce pricing below levels that we can profitably compete with, it could have a material adverse effect on our satellite images business. We do not foresee our satellite images segment to be affected by seasonality.

In our Security, Surveillance and Access Controls business segments there are many competitor companies engaged in the business of designing, manufacturing, integrating, installing and maintaining competing systems.  In this business segment, competition is often based on price, product quality, installation and ability to provide after-sales service.  Two of the larger competitors in this segment are General Electric and Honeywell.  Many of our international competitors are larger than we are and possess greater name recognition, assets, personnel, sales, and financial resources.  We believe we can effectively compete against our competitors  in our target markets of the Middle East, Africa and Asia by utilizing the strengths of our strategic alliance partners and distribution networks.

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

We currently intend to construct our satellites through strategic alliance joint ventures located outside of the United States.  We do not intend to build the satellites in the U.S. or use U.S. airspace, or use technologies which originate from the United States or technologies developed by U.S. persons, which in each case would implicate higher levels of regulatory limitations and export restrictions.  However, we may still become subject to U.S. regulatory restrictions and limitations including various forms of regulation under different U.S. laws and regulations that govern the collection and transmission of satellite imagery, satellite tracking, telemetry and control, as well as restrictions on export of technologies which have defense applications. These compliance regimes include the International Traffic in Arms Regulations administered by the U.S. Department of State, the Export Administration Regulations administered by the Department of Commerce, and various Federal Communications Commission regulations. The Department of Commerce, pursuant to the LandSat Act, has the primary regulatory authority over our satellites segment. The Department of Commerce delegated responsibility for satellite remote sensing operations to National Oceanic and Atmospheric Administration (“NOAA”).  Our satellites will be required to be individually licensed for operation by NOAA. Our NOAA licenses will require us to obtain prior approval from NOAA for any significant and substantial agreements, and generally require us to operate our satellite system in a manner that is consistent with U.S. national security and foreign policy objectives. The NOAA licenses will allow the U.S. government to suspend our imaging activities for national security reasons.  So long as we comply with the NOAA licenses we expect the NOAA licenses to be valid for the operational life of each satellite.

The launch of our satellites and the communication links, both uplink and downlink, may be subject to regulation by the United States Federal Communications Commission (the “FCC”) and analogous regulatory authorities of foreign governments depending on where we ultimately launch and operate the satellites.  The FCC licenses must be obtained for each individual satellite.  The FCC is the governmental agency with primary authority in the United States over the commercial use of satellite frequency spectrum.  The FCC’s rules and regulations and terms of our licenses require that we comply with various operating conditions and requirements, including the timely filing of compliance certifications. Failure to comply with compliance conditions or requirements could lead to sanctions, up to and including revocation, cancellation or non-renewal of our licenses.  Our satellites will also be required to execute frequency coordination and registration with the International Telecommunications Union.

U.S. and foreign regulators may subject us in the future to new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify these regimes. Regulators could decide to impose limitations on companies that are currently applicable only to other countries, or other regulatory limitations that affect satellite remote imaging operations.  Any limitations of this nature could materially and adversely harm our business, financial condition and results of operations.

Our subsidiary 4C SatImage and e-GEOS have entered into a Strategic Alliance and Cosmo SkyMed Distribution Agreement.  e-GEOS has been authorized by Italian Space Agency to distribute the Cosmo data and products as agreed upon between ASI and the Italian Ministry of Defense (the “Data Policy”).  4C SatImage will be subject to the Data Policy which establishes the Italian national policy for the utilization of the Cosmo SkyMed system, including the distribution and dissemination of satellite imagery and sets forth certain requirements and limitations with respect to the use and distribution of satellite imagery that are applicable to e-GEOS and 4C SatImage.  Under the Data Policy, the Italian government or ASI has reserved the right to the right directly or through any of the Italian security agencies, to (i) restrict or limit imaging by Cosmo-SkyMed satellites, (ii) restrict or limit the collection and distribution of Cosmo-SkyMed data and products to any specific customer or to all customers, including e-GEOS and 4C SatImage and any other parties, and (iii) restrict or limit the delivery and/or operations of any commercial user terminal utilized by us or our affiliates in conjunction with the Cosmo-SkyMed satellite constellation.

During each applicable stage of our development, we must comply with all the necessary government regulations. At the appropriate points during its development, we plan to obtain all United States, ITU and other internationally required licenses, authorizations and registrations necessary to operate legally. Although we believe that we should be able to receive these licenses, approvals and registrations, there is no assurance that will be successful in doing so.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2008.  Our research and development efforts are expected to be conducted by Dr. Riccardo Maggiora, our Chief Technology Officer who also serves as Associate Professor and member of the Antenna and Electromagnetic Compatibility Laboratory at the Politecnico di Torino, Italy.

We expect to conduct our research and development efforts in cooperation with the Politecnico di Torino. Since the early nineteen-eighties, the Politecnico di Torino has adopted a policy for international cooperation and the network of international relations in its various aspects has expanded greatly.  The Politechnico di Torino international programs include a range of different activities such as bilateral and multilateral partnerships with universities and research institutions of both European and extra-European countries, as well as agreements with the European Union on research, training, cooperation and structural projects, plus the organization of student, professor and staff exchanges.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws have not been material to our business from inception through the date of this Report.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights.  We intend to rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights.  We expect to license certain proprietary rights from third parties to enable us to operate our satellites, ground station centers, collection systems and other various components of our systems.  We also expect to enter into licenses with our strategic alliance partners to integrate their components into our comprehensive security, surveillance and access controls solutions.  We intend to utilize patents to protect our proprietary technologies which we believe will become, individually and in the aggregate, material to our business.  We also intend to protect our proprietary rights, in part, through the terms of license agreements and by confidentiality agreements with our employees, consultants, customers and others.

We have acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems through our license agreement with Dr. Riccardo Maggiora.  Under the agreement, we have been granted to the right to file patents on these technologies, and all improvements and related know-how.  We have not yet commenced filing patents in regard to any of the licensed proprietary technologies although we intend to do so during the foreseeable future.

We believe that our success will depend on the intellectual skills of our employees and their ability to continue to innovate. We intend to file and prosecute patent applications. We intend to vigorously protect our rights in our proprietary technologies.

There is no assurance that our current patents, or patents that we may later acquire, may successfully withstand any challenge. Patents issued to us may not provide us with any competitive advantages. Patents held by others may prohibit us from utilizing certain technologies and commercializing certain products.  Despite efforts to protect our proprietary rights, third parties may infringe on our proprietary rights. We may have to resort to litigation to enforce our intellectual property rights or to determine the validity and extent of the proprietary rights of others, or to defend ourselves against claims of invalidity of our rights and claims of infringement on third party rights.

During the year ended December 31, 2008 we registered the internet domain name 4CControls.com and related domain names. The information contained in our website is not part of this Report. We do not currently have any patents in regards to any proprietary technology.

Employees

As of the date of this Report all of our employee serve on a part time basis.  Our CEO devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.  Our CFO devotes approximately 35% of his time to our Company, with the balance of his time spent on matters pertaining to two other public companies which are majority-owned portfolio companies of Rudana Investment Group AG.  CFO Our Chief Technology Officer devotes approximately 70% of his time to our Company and allocates the balance of his professional time as an Associate Professor at Politechnico di Torino and as CEO of 4C Polito Space.  Our other officers and employees serve the Company on a part time basis devoting between 25%-50% of their professional time to our Company.  We have no collective bargaining agreements with our employees.  The Company has not yet determined its anticipated staff needs for the fiscal year ending December 31, 2009.

As of the date of this Report, the following persons serve as our officers, directors and other significant employees:
1.	Jean-Robert Martin, Chairman of the Board
2.	Anastasios Angeloglou, Chief Executive Officer
3.	Dr. Riccardo Maggiora, Chief Technology Officer
4.	Mathias Kaiser, Chief Financial Officer
5.	Olivier de Vergnies, Director
6.	Philippe Aubay, Member of the Business Controls Committee
7.	Anne-Marie Pérus, Member of the Business Controls Committee
8.	Jean-Louis Recordon, Member of the Business Controls Committee
9.	Peter Panayotou, Vice President for Business Strategy
10.	Major General Khalid Abdulla Mabarak Al Buainain, Vice President for Middle East Military and Defense Projects
11.	Barbara Salz, Corporate Secretary

Our current Chief Executive Officer, Mr. Anastasios Angeloglou was appointed as of February 5, 2009 following the resignation of Mr. Olivier de Vergnies as CEO who had previously served the Company from July 1, 2008.  Mr. de Vergnies has remained with the Company as a member of the Board of Directors and he continues to serve on the Executive Committee.  On January 7, 2009 Mr. Mathias Kaiser was appointed as Chief Financial Officer following the resignation of Mr. Gerald Sullivan.

ITEM 1A.    RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to Our Business

We are a new business without significant resources. We have only recently commenced operations and we have no past performance which can serve as an indictor of our future potential.

We have initiated a new business model and we have only recently commenced operations. We have no history upon which an evaluation of our future success or failure can be made.  We commenced active operations in June 2008 and we have been growing our team since that date, but as of the date of this Report we have no revenues.  Our most recent financial statements will therefore not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to unforeseen expenses, complications and delays, established competitors and other factors. We currently have limited operating capital. Our ability to achieve and maintain profitability and positive cash flow is dependent upon raising funds and our ability to generate revenues.  We do not expect to generate material revenues during the foreseeable future.  Because of the numerous risks and uncertainties associated with our new business model, we are unable to predict with any certainty when or if we will achieve profitability. If we do not generate revenues or if our expenses increase at a greater rate than our revenues, we will not become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We only have losses to date and our auditors have issued an opinion expressing the uncertainty of our company to continue as a going concern which may deter potential investors and lenders from providing financing.

Our auditors issued an opinion in their audit report expressing uncertainty about the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations. The going concern uncertainty expressed in their audit opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. If our losses continue and we are unable to secure additional financing, we may ultimately cease doing business or seek protection from creditors under applicable bankruptcy laws.

We need to raise additional capital which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plans as our business model requires significant capital expenditures. We will need substantially more capital to execute our business plan.  If we cannot raise capital, we may have to suspend or cease operations.  Our acquisition strategy also requires substantial capital investment. Capital will be needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses.  Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will have considerable discretion over the use of equity proceeds.  Our shareholders may not agree with such uses, and the proceeds may be used in a manner that does not increase our operating results or market value.  Particularly in respect of the recent global economic recession, credit could be extremely difficult to obtain on terms acceptable to us, if available at all, and may materially and adversely affect the terms of any financing that we may be able to obtain.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

Should we borrow money to implement our business plans, we would be burdened with interest payments.  A significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.  Agreements made in connection with any borrowings may contain significant restrictions and covenants that, among other things, could limit our ability to make investments, pay dividends or make distributions to our shareholders, repurchase or redeem indebtedness, grant liens on our assets, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and restrict the ability of our subsidiaries to pay dividends or to make other payments to us.

Our ability to comply with any restrictions and covenants related to indebtedness in the future is uncertain and would be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of the restrictions and covenants under indebtedness financing could result in a default under those facilities, and could cause all of our existing indebtedness to be immediately due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.  If any of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with any restrictions and covenants may also cause us to take actions that are not favorable to our shareholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.

Disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flows and could cause the market price of our common shares to decline.

The current deep and potentially prolonged global recession that officially began in the United States in December 2007 may have a material adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows. In mid-February 2009, the Federal Reserve warned that the United States economy faces an “unusually gradual and prolonged” period of recovery from this deep and recessionary period.

The credit markets worldwide and in the United States have experienced significant contraction, de-leveraging and reduced liquidity, and the United States government and foreign governments have either implemented or are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements.

The uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide. Major market disruptions and the current adverse changes in global market conditions, and the regulatory climate in the United States and worldwide, may adversely affect our business or impair our ability to borrow funds as needed. The current market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

We face competition in an evolving market with no assurance of participation in any market share and which may cause us to price our products and services at low margins.

We anticipate marketing our products and services to both governmental and commercial customers. These markets and the types of products and services sold in these markets are in an emerging stage of development. Our ability to grow will depend in part on the rate at which markets for our products develop, and on our ability to adapt to emerging demands in these markets.  We must comply with the Foreign Corrupt Practices Act which prohibits us from certain types of marketing and sales approaches and activities but such prohibitions may not constrain some of our foreign competitors.  As such, we may not be able to compete as effectively with competitors even if they offer inferior products or services.  If we are not able to compete effectively in our target markets in compliance with all applicable laws, rules and regulations, our business may fail.

Our success or failure is dependent on demand for our products and in responding to market changes will impact our overall results.

Factors that will affect our operating results will include demand in the markets that we serve and our ability to design and release new products that meet customer needs and to do so quickly and cost effectively. The demands of our customers will be influenced by general economic conditions in the countries where we intend to operate and where our products are eventually marketed, as well as changes in accounting principles or practices, exchange rates, interest rates, tax rates and tax withholding.

Furthermore, many of our products are expensive and require significant capital expenditures by our clients, therefore the demand for our products will be dependent on the financial status of our clients and their ability to have or obtain adequate financing to purchase our products and services.

In addition, the demand for our products and services is due to many factors including: geopolitical developments, terrorist attacks and government mandates. A decline in security-related spending, or a shift away from solutions that we market, could hurt our prospective sales, put pressure on our prices and reduce our revenues and margins.

If there is not a demand for our products or if we are not adequately able to adapt to the demand preferences of the market there could be a material adverse effect on our business, financial condition and results of operation.

The lengthy sales cycles of our products may cause our revenues to fluctuate substantially.

The customers who will be evaluating our products will often be making complex and long range choices to implement or enhance substantial security projects.  Prospective customers may require long periods of time to evaluate our products and place orders. As a result, our products may have long sales cycles. Sales may from time to time be delayed or cancelled for reasons beyond our control. Such delays and cancellations could be materially adverse to our business and be detrimental to our results of operations.

We will depend on our suppliers, our joint venture partners and our strategic alliance partners.

We anticipate purchasing component parts used in the manufacture of our products from third-party suppliers and providing and services through our strategic alliance partners.  We will depend on these suppliers and strategic alliance partners and the quality of their products.  However, we may have limited control over such products and services. From time to time in the future, our suppliers and strategic alliance partners may experience shortages, delays or transportation problems in obtaining components for delivery to us.  As a result, we may not be able to supply products or services in a timely manner or with the quality required by our customers.  Consequently, our revenues and customer relationships could be harmed by the failures of our suppliers.

Products and Services provided through our strategic alliances raises significant risks that could materially and adversely affect our business plans.

We will enter into strategic alliance arrangements with providers of complementary products and services related to satellites, satellite images, security, surveillance and access controls.  We cannot be certain that the products and services provided by our strategic alliance partners will be attractive to the market.  We cannot be certain that the products and services provided by our strategic alliance partners will operate or perform as anticipated.  We cannot be certain that the strategic alliance products and services will integrate with our own systems as we have planned or that we will be able to maintain the integrated systems after any sales to customers.  The market may be adverse to accepting our integrated products and services if there is uncertainty regarding viability of warranties and post-sale servicing with respect to components which are not manufactured or provided by us.  Customers may also prefer to integrate new products and services with existing assets directly with the manufacturers of such products and services rather than have our Company undertake the integration.  We also anticipate that some of our strategic alliances will be established as marketing and sales channels.  We may have disputes with our strategic alliance partners which could disrupt relationships with our customers, as well as cause certain products and services which we have relied upon to become unavailable.  Although we intend to enter into strategic alliances which are exclusive, the alliances might terminate and the former alliance partners might compete against us or align themselves with our other competitors.  If our strategic alliances do not perform as anticipated our business, financial condition and results of operations could be materially and adversely affected.

We cannot assure you that the market will accept our products and services.

Our future success will depend on existing markets accepting our products and services and on the emergence of new markets.  We are offering our own proprietary products and services as well as integration with the products and services of strategic alliance partners with a goal to provide comprehensive security, surveillance, and access control solutions.  These products and services may not be attractive to prospective customers.

Part of our business plan is based upon the assumption that we will generate significant future revenues from sales of high-resolution satellite imagery in new markets.  The market for the commercial sale of high resolution and synthetic aperture radar satellite imagery is still developing. It is difficult to accurately predict the size of the market and the market acceptance of our products and services.  Our business concept is based on a number of assumptions which might be erroneous.  We cannot accurately predict whether our products and services will achieve acceptance in existing markets or whether new markets will emerge.

Market acceptance of high performance, low equatorial orbit synthetic aperture radar relies on various factors, like quality, timelines, scope, sophistication, price, services and the existence of substitute products and services.  Lack of sizable market acceptance of our products and services that apply our offerings, delays in acceptance, failure of particular markets to develop as well as our need to make material investments to gain acceptance of the market would affect our business, financial condition and results of operations negatively.

Our satellite imaging business will depend on third party satellite operators and cessation of delivery of their products and services would materially and adversely affect our business.

Until we are able to construct and successfully launch our own satellites into orbit, we will be dependent on third party satellite operators, such as e-GEOS.  We have no control over the third party providers other than through contractual agreements which include provisions for cessation and termination of delivery of satellite images under certain force majeur and other conditions.  We are required to make substantial minimum annual payments to e-GEOS in respect of our access to the satellite imaging capacity provided to us under the Strategic Alliance and Distribution Agreement with e-GEOS.  If we are unable to make payments for such satellite imaging capacity and e-GEOS terminates our rights to access the satellite image capacity to sell to customers, our business could fail. If for any reason e-GEOS or other third party satellite operators are unable or do not deliver satellite images to us in a timely manner, our business could be materially and adversely affected.

Our satellite imaging business will depend on our ground stations which may be vulnerable to disruption.

Our planned ground stations will have operators responsible for controlling the satellites as well as the responsibility of receiving, processing and analyzing all the data and images.  These planned ground station centers will be vulnerable to damage or interruption caused by human error, international conflict, power failure, accidents or natural disaster.  The occurrence of such events could disrupt the delivery of our services and therefore have a material adverse affect on our business, financial condition and results of operation.

Any failure or inability to protect and maintain our Earth observation images could have material adverse effects on our business, financial condition and results of operations.

We expect to become highly dependent upon our ability to maintain and protect our Earth observation images against damage that may be caused by transmission failures, digital storage deficiencies as well as fires, natural disasters, power failures, telecommunications failures, terrorist attacks, unauthorized intrusion, computer viruses, equipment malfunction or inadequacy, firewall breaches or other events.  Until we have our own ground stations, the satellite imagery content we expect to collect will be downloaded or transmitted to the facilities of our satellite image providers and then transmitted to our satellite images repository for sale to customers or made available directly to our customers. We intend to back up our Earth observation imagery and permanently store it with redundancy at a third party data storage provider.  Events beyond our control may result in significant interruptions in our ability to provide access to our satellite images repository for our clients. The temporary or permanent loss or disruption of access to our satellite images repository could damage our reputation and ability to supply prospective customers with imagery content which could adversely affect our ability to generate revenues.  Such circumstances would be detrimental to our ability to retain or attract customers with consequential material adverse effects on our business, financial condition and results of operations.

Our agreement with e-GEOS is subject to Italian government data policy conditions and our rights to such images may terminate or become restricted which could materially and adversely affect our business.

Our subsidiary 4C SatImage and e-GEOS have entered into a Strategic Alliance and Cosmo SkyMed Distribution Agreement.  e-GEOS has been authorized by Italian Space Agency (ASI) to distribute the Cosmo data and products, subject to the data policy agreed upon between ASI and the Italian Ministry of Defense (the “Data Policy”).  4C SatImage is subject to the Data Policy which establishes the Italian national policy for the utilization of the Cosmo SkyMed system, including the distribution and dissemination of satellite imagery and sets forth certain requirements and limitations with respect to the use and distribution of satellite imagery that are applicable to e-GEOS and 4C SatImage.  Under the Data Policy, the Italian government or ASI has reserved the right to the right directly or through any of the Italian security agencies, to (i) restrict or limit imaging by Cosmo-SkyMed satellites, (ii) restrict or limit the collection and distribution of Cosmo-SkyMed data and products to any specific customer or to all customers, including e-GEOS and 4C SatImage and any other parties, and (iii) restrict or limit the delivery and/or operations of any commercial user terminal utilized by us or our affiliates in conjunction with the Cosmo-SkyMed satellite constellation.  If our rights to the satellite images provided by e-GEOS under the data policy terminates or becomes restricted, our business could be materially and adversely affected.

We may encounter program delays in connection with the construction and launch of our satellites.

We may be unable to launch our satellites in a timely fashion. The construction of our satellites that and their related ground systems will require a large amount of technical and engineering work. Various elements of our plan to build and launch satellites are interconnected with other areas of our strategy, and delays in one area of our program could cause delays in other areas.  Currently, we anticipate launching our first satellite in 2011 and then launch an additional satellite each year thereafter for the following three years.  However, there are no assurances that we will be able to construct our satellites and have successful launches during our anticipated timeframe. Should we contract to build and launch a satellite within a particular time frame, and then fail to achieve this goal, we will receive less in revenues than expected or may face litigation, either of which could cause a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that our satellites will operate as designed.

Our satellites will employ advanced technology designs which may be fragile and not operate or cease operation.  Some of these technologies may operate in a different fashion than anticipated, either because of problems with satellite itself or human operators.  Even if a satellite is operated properly, minor technical flaws could significantly degrade their performance, which could materially affect our ability to market our products successfully.  Our business model depends on our ability to build and launch satellites; and sell imagery from the satellites of others.  Should either our satellites or those of third parties we depend on fail to meet expectations, the loss of a satellite could materially affect our operations and financial condition.

Satellites may fail, have limited operation lives and are difficult to replace.  Failure, damage or loss of a satellite may be very expensive and the cost of replacement may be prohibitive.

Satellites have a finite expected operational life which is calculated using a variety of factors including those dealing with its construction, the environment and useful life expectancy of its various components. The satellites we will depend upon in the course of our business will be exposed to extreme environmental conditions and may periodically experience complete or partial failure and therefore not meet our expected life expectations.  Furthermore, we cannot guarantee how well a satellite will function toward the end of its operational life and may not be able to perform to its expected capacity.

In the event of such failures or deterioration, we might not be able to be of adequate service to our clients until we replace the satellite and replacing that satellite may be challenging and time as well as expensive.  We not may have the available funds for such an endeavor and we may be required us to pursue outside financing which may or may not be available and may be on unfavorable terms.

We anticipate facing substantial competition from mature and established companies.

We will be competing against companies with longer operating histories, more established products, significant industry credibility, superior name recognition, greater financial resources and longer standing customer relationships than us. We face substantial competition from companies worldwide.  Many companies are actively developing and marketing detection, surveillance products as well as satellite image delivery systems and software products that compete against us, or may soon do so. Our competitors include very large and experienced enterprises. Our larger competitors may be able to better manage large or complex contracts, maintain a broader geographic presence, compete more effectively on price, or provide a greater level of customer support.

We may have to price our products and services at low margins which could adversely affect our business.

Our products and services will compete with satellite imaging and related products and services offered by private and government providers.  These competitors have greater financial, personnel and other resources than we have. Some of our major existing and potential competitors for high-resolution satellite imagery include: DigitalGlobe Inc., GeoEye Inc., the National Remote Sensing Agency, Department of Space, Government of India, RADARSAT International (Canada), ImageSat International N.V. (Israel) and Spot Image SA (France).

Governments of countries desiring to have access to the type of products and services we intend to offer may also develop, construct, launch and operate their own remote imaging satellites that generate imagery competitive with our products and services.  The various governments could also reduce their purchases from commercial satellite imagery providers or decrease the number of companies with whom they contract.

Our competitors or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products having more advanced and more attractive features than our products.  These features could include higher resolutions and materially greater daily data collection capacity, which will likely strengthen their respective competitive positions in this business sector.  The emergence of new remote imaging technologies could negatively affect our marketing efforts. If competitors continue to develop and launch satellites with proprietary capabilities and technologies which are commercially more competitive than ours, our business and results of operations could be harmed.

Even if we are able to compete with our competitors, we may have to price our products and services at low gross margins in order to gain market share. Competitive pricing pressures together with new or improved competing product introductions by our competitors may adversely affect the average selling price of our products and services and force us to make downward adjustments.  If we are unable to offset price decreases by increasing our sales volumes or by adjusting our product offerings, our revenues and gross margins would decline.  To grow our business we generate revenues as soon as possible and thereafter continue to develop and introduce new products, services and improvements. If we cannot maintain reasonable gross margins, our financial position may be harmed, our stock price may decline and we may fail.

We could have substantial difficulty addressing the challenges of rapid growth.

If demand for our products increases rapidly, we will need to either increase our internal production capacity or implement additional outsourcing. Success in developing, manufacturing and supporting a limited volume of products does not guarantee that we will experience comparable success in operations conducted on a larger scale. Modifying our procedures and facilities to adjust to increased may delay delivery of our products. Manufacturing efficiencies, yields and product quality may decline as our Company expands over time. If we are unable to meet the demand of our customers and deliver products quickly and cost effectively, customers may turn to our competitors. The costs and risks associated with implementing new technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our results of operations.

Any failure to manage growth will create risks.  If we fail to manage our growth effectively, the future expansion of our operations may lead to losses.

The growth and expansion of our operations could place a significant strain on our limited personnel, management and other resources. We must attract, train, motivate and manage new employees to develop operational, management and information systems and controls. There can be no assurance that our systems, procedures or controls will be adequate to support future operations or that our management will be able to achieve the rapid execution necessary to exploit the market for our business model. The failure to effectively manage growth could have a material adverse effect on our business, financial condition, results of operation and prospects.

Our ability to compete depends on our ability to innovate successfully and quickly.

We may not be able to obtain a competitive position in the market if we fail to innovate and develop new products quickly. Advanced technologies are evolving rapidly, product life cycles are short and technologies can quickly become obsolete. Our ability to compete will depend on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements quickly and cost effectively. The success of our business will depend on our ability to respond to evolving government and industry standards and changing customer needs. If we develop new technologies which fail to gain acceptance in the market, we will not recoup the costs of such development, and we will have to attempt to develop new technologies and products, at an additional expense.

We will face challenges and uncertainties associated with selling our products internationally.

We anticipate that a high percentage of our sales will be conducted outside of the United States, which will subject us to particular risks of doing business internationally. We will face a number of challenges, including the increased complexity and costs of managing and staffing international operations, compliance with foreign technical standards, compliance with foreign laws and regulations, longer and possibly more difficult collection of receivables, limited protection of our intellectual property, limited ability to enforce legal rights and remedies and foreign currency exchange fluctuations relating to our international operating activities.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

To the extent that we need to convert United States dollars into foreign currencies for our operations, appreciation of the foreign currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert foreign currencies into United States dollars for other business purposes and the United States dollar appreciates against the foreign currency, the United States dollar equivalent we convert to would be reduced.  There can be no assurance that future movements in the exchange rate of foreign currencies will not have an adverse effect on our financial condition. There can be no assurance that we will be able to obtain sufficient foreign exchange on currency transactions to pay dividends or satisfy other foreign exchange requirements in the future.

Our success will depend heavily on our management, and should we fail to hire and retain qualified management and other personnel, we will be adversely affected.

Our ability to operate and grow our business effectively will depend on hiring and retaining key employees and management.  Our success will depend on the skills, experience, relationships and technical knowledge of our personnel. If we lose the services of any of our key personnel or are unable to hire competent personnel, our business could be harmed. The loss of key employees could reduce the sales of our products, slow our growth and otherwise harm our business. We will face intense competition for the services of highly skilled scientists, engineers and other technical personnel we will require.

As of the date of this Report, we have only entered into employment agreements with our Chief Executive Officer, our Chief Technology Officer and our Vice President for Middle East Military and Defense Projects.  We are currently negotiating terms and conditions for agreements with our other officers and key employees.  If we are not able to negotiate mutually acceptable terms and conditions for agreements and continued services to our Company by the other officers and key employees, loss of the services of these persons could materially and adversely harm our business, financial condition and results of operations.

Many of our officers and directors have other professional responsibilities which could conflict with the interests of our shareholders.

Many of our officers have divided responsibilities which could divert management time and create potential conflicts of interest.  Our CEO devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.  The other officers of our Company dedicate their respective time to services for our Company on a limited part time basis. Some of our officers and directors serve in outside capacities and on other boards from time to time, as well.  These divided responsibilities may divert management time from our business and could create potential conflicts of interest which could materially and adversely harm our business, financial condition and results of operations.

Our dependence on management creates risks. The loss of our experienced officers and key employees could adversely affect our business.

Our plan for success is dependent, in large part, on the active participation of our executive officers. The loss of their services would materially and adversely affect our business and future success.  We do not have key-man life insurance in effect at the present time.  Should any of our key employees die or become incapacitated, we may not be able to replace them in a timely or cost effective manner which could materially and adversely harm our business, financial condition and results of operations.

Our strategy for growth includes, joint ventures, strategic alliances and mergers and acquisitions, which may be costly to implement and difficult to manage.

The successful execution of the our growth strategy will depend on many factors, including identifying suitable strategic alliance partners, prospective acquisition companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. We will be exposed to risks that we may incorrectly assess new businesses and technologies alliances and acquisitions.

We could face difficulties and unexpected costs during and after the establishment of corporate relationships. The areas where we could encounter risk includes, without limitation, the following:

•	failure or inability to discover in the course of performing due diligence investigations all costs and liabilities;
•
acquisition purchase prices, liabilities and transaction costs exceeding our estimates and which may force us  to raise more capital by incurring debt or issuing more common shares, which may significantly reduce the equity interests of our shareholders;

•	diversion of our management’s attention and our resources from other business matters;

•
integration difficulties including retaining the qualified personnel of acquired businesses, managing relationships with customers and integrating newly acquired businesses and operations into our existing infrastructure; and

•
failure to realize benefits from these acquisitions or fail to exploit anticipated opportunities including the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights.

In addition, since we anticipate that our alliances and acquisitions will generally be foreign-based we will be subject to additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

As part of our growth strategy, we intend to evaluate establishing corporate relationships that are large in relation to our current size. One or more such transactions, should it occur, may entail risks that are currently unforeseen. A large transaction could entail fundamental changes to the nature of our business and assets, and could result in changes in our strategic direction that may ultimately prove unsuccessful.

We are initially conducting our new business operations through strategic alliances in which we are making significant capital investments. We have limited operating capital and may not have sufficient funds to fully deploy our growth plans which could materially and adversely affect our business.

We will face significant challenges relating to the integration of acquired businesses.

We may have difficulty integrating those businesses we acquire into the Company. Our Company may acquire a number of geographically and technologically diverse businesses and we will continue to seek to selectively acquire companies or assets that we believe will complement or extend our existing businesses. We expect that integrating our acquisitions will be a difficult, complex, time-consuming and expensive process that could place significant demands on our management and financial resources. In the future, we may encounter risks associated with the integration of our acquired businesses, such as the difficulty of coordinating geographically dispersed operations, workforces and corporate cultures, the difficulty of integrating our operational, financial and management information systems, internal controls and reporting systems as we seek to establish uniform standards, controls, procedures and policies across our company, increased operating expenses resulting from management, transaction and other costs associated with our acquisition and integration activities.  Part of our business strategy is to allow each strategic alliance company to maintain a high degree of operational autonomy while integrating certain management, administrative and sales functions. Accordingly, we may have difficulty integrating businesses that operate independently from one another into our corporate structure.

In addition, with the newly acquired business we might be unable to maintain an accurate system of internal controls for SEC reporting purposes, we may not be able to accurately report our financial results, which could adversely affect our stock price.

If we fail to successfully integrate our businesses, we may not be able to achieve operating economies or synergies that help reduce expenses or increase revenues, and we may not be able to broaden our product offering in a timely manner to remain competitive.

We may be required to divest underperforming assets.

We may in the future determine that it is advisable to divest ourselves of certain assets or businesses to reflect changes in our strategy, or to eliminate non-performing assets. Such divestitures, should they occur, may result in losses.  There may also be costs and liabilities that we incur or retain in connection with these divestitures. We may be unable to successfully divest non-strategic assets.

We may suffer losses caused by legal liability.

We may face legal liability for damages caused by the actual or alleged failure of the technologies or services that we will supply. Our products may be utilized to detect or respond to emergencies, which may increase our legal liability. Many of our technologies are new and may not perform as desired, and we may face liabilities related to these products.  We may be liable for actions on the part of our strategic alliance partners, including, but not limited to, deficiencies of products and services provided through us by our strategic alliance partners.  The fees, costs, expenses and disbursements needed to defend any lawsuits may be significant and may not be covered by any insurance.  An adverse determination in any legal action against us could be seriously detrimental to our business and its results of operations.

We may be unable to secure appropriate insurance.

There is no certainty we can secure adequate insurance coverage at an appropriate cost, and even if we do obtain such insurance, it is impossible to insure against all the risks that we will face.  Insurance prices have significantly fluctuated in the industries that we operate in and especially in the satellite industry. We cannot accurately anticipate the insurance market conditions at the time we are in the market for insurance and factors such as failure of a satellite using similar technology could cause insurance premiums to be higher than our current estimates. Higher premiums on insurance policies will increase our costs. Should the future terms of launch and on-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all.

Our insurance policies may also contain deductibles, limitations and exclusions which increase our costs in the event of a claim. Furthermore insurance will not cover all costs, for instance, launch insurance often does not cover losses in revenues associated with launch failures and delays.  Claims which are in excess of or otherwise not covered by indemnity or insurance could harm our financial condition and operating results.

Securing and maintaining international property rights on our proprietary technologies will be critical to our success.  If we do not secure intellectual property protection our business may fail.

Our success and competitive position will depend on our ability to obtain and protect intellectual property. Should we fail to protect our intellectual property rights, our ability to compete effectively would be reduced.  A failure to protect our intellectual property could adversely impact our ability to secure additional contracts and preserve market advantages. In addition, such failure would undermine our ability to defend ourselves from any third party claims that we are infringing others’ intellectual property rights. We expect to rely upon a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. However, we anticipate that we may not be able to protect all of our processes or technologies. Others may attempt to copy or otherwise obtain and use our proprietary technologies without our consent.  Our efforts to protect our intellectual property rights may not prevent challenges to our intellectual property rights, prevent our competitors from independently developing similar products, or otherwise provide adequate protection for our intellectual property rights.

Preventing unauthorized use of our intellectual property will be require significant resources and our business may be impaired if we do not vigorously defend our rights.

Monitoring the unauthorized use of our technologies throughout the world will be a difficult task requiring significant resources.  There is a substantial risk that our customers or their affiliates, partners and end-user customers may attempt to copy or otherwise obtain and use our intellectual property without our consent. We may find it necessary to litigate to protect our intellectual property. Legal disputes with customers could substantially harm our relationships and sales. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks.  The costs of defending our intellectual property could be substantial and adversely affect our results of operations.

We may be sued for infringing on the intellectual property rights of others.

Third parties may claim that we are infringing on their intellectual property rights.  We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. If a litigant establishes that we are infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products, services, or manufacturing processes, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements from such litigant. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. In addition, we may also be liable for significant financial damages for a violation of intellectual property rights.  Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, financial condition and results of operations.  Even if intellectual property claims brought against us are without merit, they may result in litigation which could be costly and time consuming, and may divert our management and key personnel from operating our business.

Defending our intellectual property may be complicated by the international nature of our business.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States. The laws of some foreign countries, including certain countries in which we intend to sell our products, protect intellectual property rights less broadly than do the laws of the United States. Many companies have encountered substantial problems in protecting their proprietary rights in such countries, and there is a risk that we will encounter similar problems. If our competitors in these countries copy and utilize our technology without our permission, our sales and operations may be undermined.

We may incur significant costs and expenses related to compliance with environmental regulations or remediation.

Our business will be subject to environmental regulations that may require significant expenditures on costs and expenses for compliance.  In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations which may be enacted in the future.  Any violations or liability under environmental laws could materially harm our business. We will be subject to environmental and safety laws which could impose liability if we do not remain in compliance. We cannot completely eliminate the risk of contamination or injury, and, in the event of such an incident, we could be held liable for any damages that result.  Penalties and fines, in addition to the costs of remediation, could materially and adversely harm our business, financial condition and results of operations.

If we do business with government agencies, we will be required with to comply with additional regulatory requirements which could have an adversely affect our business.

In the event we do business with the U.S. Government or foreign governments, we will be subject to particular laws and regulations relating to the formation, administration and performance of government contracts and subcontracts there under.  These laws and regulations will impact how we can do business as a contractor or subcontractor to such government customers and may our business to additional risks and expenses.  We may be required to obtain governmental authorizations and approvals to conduct our business.  Laws and regulations may require the certification and disclosure of cost and pricing data in connection with certain contract negotiations, impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts, restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data and may impose requirements relating to ethics and business practices, which may carry criminal penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the government.

Doing business with governments may expose us to the risk of contract cancellation.

There are inherent risks in contracting with governments. Governments can typically terminate, reduce orders or otherwise modify any of its contracts for its convenience (i.e., without cause) whether or not we have failed to perform under the terms of the applicable contract. Government contracts may also be terminated if the country’s legislative body fails to allocate and provide funds for payment of the contract.  In such case, the government would not be required to pay us for the lost profits for the unperformed work.

Governments may develop and operate their own systems, which replace or compete with our systems.

Governments may develop, construct and operate satellites whose services replace the need of those governments to purchase our services.  In addition, governments, or companies owned or otherwise controlled by governments, may sell services which compete with our services.

Government contracts may contain highly punitive clauses.

Government contracts and related regulations may contain provisions that allow the government to unilaterally suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

We may be audited or investigated by a government agency.

Government agencies, in the United States and elsewhere, frequently have the authority to conduct routine audits and investigations of government contractors to monitor their performance, cost allocations, cost accounting and compliance with applicable laws, regulations and standards. Such government agencies may have the right to audit our Company’s costs even after the completion of work for a government customer and after we have booked the corresponding revenue. Government agencies also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allowed or improperly allocated to a specific contract may not be reimbursed, and any such costs that have already been reimbursed may have to be refunded. Notwithstanding on-going compliance, we may be responsible for any past compliance failures by the companies we may acquire in the future. Responding to governmental audits, inquiries, or investigations may involve significant expense and divert the attention of our management. If a government review or investigation uncovers improper or illegal activities, our Company and our management may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, damages, fines and suspension or debarment from doing business with government agencies. In addition, our reputation could be seriously harmed by allegations of impropriety, even if unfounded.

Our business will involve national security issues and governments may accordingly require us to acquire operating licenses and require our employees to obtain certain permits and security clearances.

Our business may depend upon obtaining and maintaining required government security licenses and clearances in a number of different countries.  Obtaining and maintaining licenses and security clearances is expected to be a lengthy process.  We expect it to be difficult to identify, recruit and retain employees who already hold security clearances in the various countries in which we intend to do business. If our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances end their employment with us, we may face delays in fulfilling contracts in certain countries, or be unable to fulfill or secure new contracts, for customers involved in certain classified work.  Any breach of our local operating licenses or security by our Company or for which our employees are responsible could seriously harm our business, damage our reputation and could materially and adversely impair our business.

We may be exposed to tax audits.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us.   We are unable to guarantee the deductibility of any item that we acquire.  We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

We will be required to comply with U.S. export control regulations, and this may limit our ability to sell certain types of products and services.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export our products and we may incur regulatory penalties for past compliance failings of our acquired companies. We must obtain a license from the U.S. government before we may export certain products or technologies from the United States. We cannot be certain that we will obtain any licenses required to export our products to foreign customers or receive authorization from the U.S. government for sales to foreign governments. Export control regulations have recently precluded the delivery of radar products from the Unites States. Any seizure or delay in shipment of our products for failure to obtain a required export license could materially and adversely harm our business, financial condition and results of operations.

The U.S. government may limit our ability to distribute satellite images to certain parties in order to address national security or foreign policy concerns. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products abroad. In addition, the U.S. Government may in certain circumstances have the right to review and approve our agreements with international customers for high- resolution optical imagery. Such reviews could delay or prohibit us from executing new international distributor agreements.  In addition, companies considered for prospective merger and acquisition by us will have to adopt formal export compliance programs prior to being acquired by us.

In connection with planned strategic alliances and operator agreements, we may in the future supply our international customers with Earth stations that enable customers to downlink data directly from our satellites. Exporting these Earth stations and technical information relating to these stations may require us to obtain export licenses from the U.S. Government.  If the U.S. Government does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the U.S. Government revokes, suspends or denies a request for renewal of existing licenses, our financial condition and results of operations could be materially adversely affected.

Export control laws may inhibit the free interchange of technical discussions among our employees.

Absent license authorization from the appropriate agency, any of our U.S. technologies related to military or dual-use products cannot be discussed with our foreign national employees, or with our foreign subsidiaries. U.S. and any applicable foreign licensing requirements may delay product development and other engineering or sales activities.

We may face fines and other penalties for breaches of export laws.

Export control agencies are authorized to impose monetary penalties or even to suspend export privileges in the event of breaches of applicable laws and regulations. We cannot entirely eliminate the possibility that such agency action may occur.

Because of the nature of our business and the areas in which we operate, our customers and distributors may need approval from foreign governments.

Our customers or distributors will be responsible for obtaining local regulatory approval from the governments in the countries in which they operate to receive imagery from satellites to Earth stations within such countries. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time imagery in those regions. Our inability to offer real time service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations.

Because we will operate in many foreign jurisdictions, if foreign governments take actions harmful to U.S. Companies it might have a material adverse effect on our business and financial condition.

We intend to have operations in many jurisdictions including having one dual-band ground station and main user center located in the Middle East with three future ground stations planned for Africa and Asia. Therefore we may be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Our foreign joint venture partners and our strategic alliance partners may not grow our business.

We intend to establish international joint ventures and strategic alliances to market and sell our products and services. We may also rely on foreign regional distributors in international markets.  The establishment of these relationships may require significant time on the part of management and expenditures which may not result in growth of revenues or enhancement of our business.  Our joint venture partners and our strategic alliance partners may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into agreements on a timely basis or if our foreign joint venture partners and our strategic alliance partners fail to market and sell our products and services successfully, these failures would materially and adversely harm our business, financial condition and results of operations.  We may also rely on our international joint venture partners and our strategic alliance partners as marketing channels. If we fail to develop, market and sell our products and services successfully through our strategic alliance partner relationships, our business, financial condition and results of operations could be materially and adversely affected.

Our international business exposes us to risks relating to increased regulation as well as political or economic instability in foreign markets.

We expect to derive substantially all of our revenues from international sales of our products and services. International operations are subject to certain risks, such as: (i) changes in domestic and foreign governmental regulations and licensing requirements; (ii) deterioration of relations between the United States and a particular foreign country; (iii) increases in tariffs and taxes and other trade barriers; (iv) changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers; (v) actual or potential political upheaval in the countries in which we intend to sell our products and services; (vi) the nationalization of certain industries; (vii) the introduction of payment restrictions by central banks; (viii) changes in the laws and policies of the governments in such countries regarding the convertibility of currencies; and (ix)  difficulties in obtaining or enforcing judgments in foreign jurisdictions.  These risks are beyond our control and any of these adverse events could materially and adversely harm our business, financial condition and results of operations.

Securities compliance may be expensive and time consuming for our management.

Compliance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, including, the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on our management. At the present time, the Company has only a limited history of operating with the internal controls and procedures required of a public company. We expect to commence documenting, reviewing, and where appropriate, improving our internal controls and procedures in anticipation of being a NASDAQ listed company and eventually being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require management assessments of the effectiveness of our internal control over financial reporting. Management will be required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting, along with a report by our independent registered public accounting firm addressing these assessments, beginning with this Report. We cannot assure you that measures we have taken, or future measures we may take, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to maintain an effective system of internal controls, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements.  Any of these situations could adversely affect our business and stock price.

Estimates must be made in connection with the preparation of our financial reports. If changes must be made to financial reports, we could be adversely affected.

We follow accounting principles generally accepted in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments which affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that our estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be adversely material to our financial position and results of operations.

A Majority of our Common Stock is Owned by a Single Investor.

Rudana Investment Group AG owns approximately 66.3% of our issued and outstanding shares. This concentration of ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

Our Management Services Agreement with Prime Asset Finance Ltd. has significant costs and may not be aligned with the interests of all Shareholders.

We have a management services agreement with Prime Asset Finance Ltd., a UK company which is a wholly owned subsidiary of Rudana Investment Group AG, our majority shareholder.  Under the terms of the agreement, we have agreed to pay an initial services fee of $250,000 to Prime Asset Finance Ltd. and will continue to pay management services fees of $25,000 per month in respect of assisting and advising us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs. All of the fees have accrued to date and have not yet been paid. In addition, Prime Asset Finance Ltd. would be compensated in the amount of 5% of the total transaction value of any company acquired by us by merger or acquisition.  These payments and compensation may have a significant cost to us and could materially and adversely harm our business, financial condition and results of operations.  Prime Asset Finance holds a 40% interest in 4C Satellites and may have conflicts of interest in respect of certain of our activities.  In addition, because of the relationship between Prime Asset Finance and Rudana as our majority shareholder, the advice and assistance rendered by Prime Asset Finance to us may not be aligned with the interests of all shareholders.

We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.

The Articles of Incorporation, By-Laws and the Nevada Revised Statutes, as amended contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors under certain circumstances. Such provisions may discourage shareholders from bringing a lawsuit against directors for breaches of fiduciary duty, even though such action, if successful, might otherwise have benefited our shareholders. According to such provisions, we are responsible for payment of costs of settlement and damage awards against our officers or directors.

The Nevada Revised Statutes provides that our directors and officers are generally not personally liable to us or our shareholders or creditors for monetary damages for acts and omissions in his or her capacity as an officer or director unless it is proven that such act or omission constituted a breach of fiduciary duty as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law.

The Articles of Incorporation provide that we will indemnify our directors and officers against all costs, expenses and liabilities, including the amounts of judgments, amounts paid in compromise settlements and amounts paid for services of counsel and other related expenses, which may be incurred by or imposed on him or her in connection with any claim, action, suit, proceeding, investigation or inquiry hereafter made, instituted or threatened in which he or she may be involved as a party or otherwise by reason of any past or future action taken or authorized and approved by him or her or any omission to act as such officer or director, at the time of the incurring or imposition of such costs, expenses, or liabilities, except such costs, expenses or liabilities as shall relate to matters as to which he or she shall in such action, suit or proceeding, be finally adjudged to be liable by reason of his or her negligence or willful misconduct toward the corporation or such other corporation in the performance of his or her duties as such officer or director.

In addition to the indemnification provided for in its Articles of Incorporation and By-Laws, we may enter into agreements to indemnify our directors and officers. Under these agreements, we will be obligated to indemnify our directors and officers for expenses, attorneys’ fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director’s or officer’s services as a director or officer of us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.

Certain of our officers and directors are citizens and residents of countries other than the United States.  In the event our shareholders seek legal remedies against such directors and officers, the citizenship and residence of these individuals may adversely affect the ability of shareholders to seek recourse.

Service of process and the collection of a judgment against an individual who is not a resident of the United States may take a greater length of time, and may involve a greater level of complexity and expense than against a person who is located in the United States.  This may adversely affect the ability of shareholders to if they were to seek recourse against officers and directors and to recover any judgments.

Risks Related To Investing In Our Common Shares

We do not anticipate paying cash dividends. This may deter certain investors and adversely affect our stock price.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends.  Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

Because the market for our common shares is limited, investors may not be able to resell their common shares.  Investors should therefore assume that any investment in our company will be illiquid for the foreseeable future.

Our common shares trade on the Over-the-Counter-Bulletin-Board quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.  These restrictions may adversely affect your ability to resell your stock.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

Our future sales of our common shares could cause our stock price to decline.

There is no contractual restriction on our ability to issue additional shares. We cannot predict the effect, if any, that market sales of our common shares or the availability of shares for sale will have on the market price prevailing from time to time. Sales by us of our common shares in the public market, or the perception that our sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common shares.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of our shareholders.

The capital structure of our strategic alliances, joint ventures and non-wholly-owned subsidiaries will dilute our earnings and reduce the effects of any profits in our stock.

Our business model includes establishment of strategic alliances, joint ventures and inclusion of strategic partners and strategic investors in non-wholly-owned subsidiaries.  While we believe the reasons for establishing the strategic alliances, joint ventures and including strategic partners and strategic investors in non-wholly-owned subsidiaries will enhance shareholder value, the effects of third party equity participation at the operating level of our businesses will dilute the effects of our revenues in respect of your stock ownership in our Company.  In addition, some of the strategic alliance partners, joint venture partners and other strategic partners and strategic investors in non-wholly-owned subsidiaries constitute related party transactions with the Company. The terms and conditions of our agreement will be reviewed and assessed by the independent members of our Board of Directors to ascertain that such agreements are fair and reasonable to our Company and its shareholders.  However, notwithstanding the general benefits to the Company, the net effect of such agreements will be to reduce the equity participatory interests of our shareholders in the net revenues in the Company by dilution of gross revenues at the operating levels of the strategic alliances, joint ventures and non-wholly-owned subsidiaries.

Grants of stock options and other rights to our employees may dilute your stock ownership.

  We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. We have granted stock options to certain officers and directors.  The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in us of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, political, military and security developments in the United States and worldwide, the development of fundamentally new detection, surveillance, active denial systems and software technologies, general and industry-specific economic conditions, changes in financial estimates or recommendations by securities analysts, sales of our common shares or other actions by shareholders with significant holdings, and general market conditions. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock. Future sales of our common shares by our shareholders could depress the price of our stock.

Absence of equity research reports or unfavorable reports could adversely affect the price of our stock.

The trading market for our common shares will rely in part on the research and reports that equity research analysts publish about us and the industry segments in which we operate. The public price of our publicly traded common shares could decline if one or more securities analysts downgrades investment in our common shares or if those analysts issue other unfavorable commentary about our industry or other major participants in our industry, or if they cease publishing reports about us.

Ministerial Matters

We were incorporated in the State of Nevada on December 28, 2004 as Amecs Inc.  Initially, the intention of the original founders of the Company in 2004 was to provide Internet-based business to business services.  The original founders subsequently decided that the Company should pursue another type of business.  A change of control of the Company occurred on December 18, 2007 and Rudana Investment Group AG, a Swiss investment company, became the owner of a majority of our issued and outstanding shares.  In connection with the change of control, on February 12, 2008 we changed our name from “Amecs Inc.” to “4C Controls Inc.” and our trading symbol on the over-the-counter bulletin board changed to FOUR.  On March 3, 2008, we announced a change in our business model as described above.

Our principal business address is 100 Wall Street, 21st Floor, New York, NY 10005 and our telephone number is 866-515-7069.

Where You Can Find More Information

The Company is a “reporting company.” We expect to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

We maintain an Internet website at www.4Ccontrols.com. In addition to news and other information about our company, we make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission and copies of our 4C Controls’ Code of Ethics. The information available on our website is provided for convenience only and is not incorporated into this Report.

You may also request a copy of our filings at no cost, by writing or telephoning us at the address set forth above.

ITEM 2:      PROPERTIES

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is currently utilizing office space at 100 Wall Street, New York, NY 10005.  There is no rent charged for this space, which is being temporarily provided to the Company by its counsel.  We intend to move to new offices for our corporate headquarters in the foreseeable future.

ITEM 3:      LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no meetings of security holders during the period covered by this Report.

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “FOUR”. Prior to February 26, 2008 our common stock traded on the over-the-counter bulletin board under the symbol “AMEC”. The following table sets forth for the periods indicated the high and low prices for the Company’s common stock in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.  The following prices reflect the effects of the Company’s 6 for 1 stock dividend declared on December 18, 2007 and paid on January 4, 2008.

	Common Stock
	High	Low
Quarter Ended December 31, 2008	4.00	1.10
Quarter Ended September 30, 2008	10.69	1.35
Quarter Ended June 30, 2008	7.35	3.53
Quarter Ended March 31, 2008	6.00	0.25
Quarter Ended December 31, 2007	5.90	1.02
Quarter Ended September 30, 2007	2.50	2.00
Quarter Ended June 30, 2007	2.40	1.85
Quarter Ended March 31, 2007	2.90	0.65

(1) No stock price information is available regarding the Company prior to December 18, 2006.

(b) Holders.

At March 12, 2009, there were 77 stockholders of record of the Company’s common stock.

(c) Dividends.

On December 18, 2007, the Board of Directors declared the payment of a stock dividend, approving the payment of such dividend to all of the shareholders of record of the Company as of the record date of January 2, 2008.  The stock dividend was paid on January 4, 2008 and the ex-dividend date was January 7, 2008. Each shareholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date.  Following payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock.

During the period covered by this Report, we have not declared or paid cash dividends.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  We anticipate retaining any earning for use in our continued development.  We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans.

The Company does not currently have an equity compensation plan.  The Company expects to adopt an equity incentive plan for its officers, directors and key employees during 2009 and make grants under such plan in accordance with comparable industry standards.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information pertaining to all securities of the Company sold within the past three years which were not registered under the Securities Act of 1933, as amended.  In the two years ended December 31, 2006 and 2007 no unregistered securities were sold or issued by the Company.

In the year ended December 31, 2008, the Company entered into all of the following transactions in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  All of the sales of the Company’s securities were made only to the class of persons who are non-U.S. persons (as such term is defined in Rule 902(k) of Regulation S) outside of the United States pursuant to securities purchase agreements which each contained representations and warranties from each purchaser providing the factual basis for the Company to reasonably rely upon Regulation S.  Each of the certificates issued in respect of the sales of unregistered securities contain restricted transfer legends prohibiting sale or transfer except (a) in an offshore transaction complying with Rule 903 or Rule 904 of Regulation S; (b) pursuant to an available exemption under the Securities Act and state securities laws; (c) in a transaction that does not require registration under the Securities Act or any applicable state laws, or (d) pursuant to a registration statement which has been declared effective by the U.S. Securities and Exchange Commission and which continues to be effective at the time of transfer of such securities.

During August 2008: (a) four subscribers purchased an aggregate of 766,000 shares at $3.00 a share for total proceeds of $2,298,000; (b) one subscriber purchased 80,000 shares at $3.50 a share for total proceeds of $280,000; and (c) four subscribers purchased an aggregate of 279,990 shares at $5.00 a share for total proceeds of $1,399,950.  The purchasers as a class are accredited investors who are non-U.S. persons.  The total of these sales of securities in the year ended December 31, 2008 amounted to 1,125,990 shares.

On March 7, 2008, Rudana Investment Group AG, our majority stockholder, purchased 470,450 of our common shares at a purchase price of $2.00 per share, and received 117,613 Warrants exercisable for the purchase of one share of our Company common stock at a purchase price of $0.25 per share, which shares and warrants were acquired in consideration for the payment of $1 million Australian dollars (approximately US $940,900) paid on behalf of our Company to 4C Security Solutions as the first installment in respect of the establishment of our Company’s strategic alliance with 4C Security Solutions.  On August 26, 2008, our Company and Rudana mutually agreed to rescind the March 2008 stock purchase and cancel the March 2008 warrants and converted the rescinded purchase price to a shareholder loan.

ITEM 6:    SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A — Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

Plan of Operations

Our business plan focuses on offering cutting edge high resolution Synthetic Aperture Radar (SAR) satellites and high resolution optical satellites, SAR and high resolution optical satellite images, and integrated high technology security, surveillance and access control solutions.  We have structured our business into three operating segments:

•
Satellites & Satellite Images: High resolution low equatorial optical SAR and optical satellites for earth observation, high resolution optical and SAR satellite images and satellite image ground direct receiving stations with advanced image processing and analysis centers.

•
Security, Surveillance and Access Controls: Cutting edge risk assessment, security, surveillance and access controls systems, deploying innovative applications and offering diverse and integrated scalable solutions.

•
Specialized & Proprietary Security Products: Proprietary Security Technologies, including Ground High Performance Radars for Intrusion Detection, Electromagnetic Security Systems, Real Time Positioning Systems (RTPS), Radio Frequency Identification (RFID), and Real Time Locating Systems (RTLS).

During the year ended December 31, 2008 and through the date of this Report, we have been refining our business plan, recruiting our management team, establishing strategic alliances and achieving several important milestones as discussed in the Part I of this Report.

We believe the Company is well situated to commence generating revenues during 2009 through sales of SAR satellite images under our Strategic Alliance and Distribution Agreement with e-GEOS.  Under the terms of our agreement with e-GEOS, we may commence sales and distribution of SAR satellite images through the existing e-GEOS delivery infrastructure.  During the first quarter 2009 we have initiated establishing a strategic alliance network of sales offices throughout the Middle East and Africa to commence our marketing and sales program to governments and commercial end-users of the SAR images.  We have also established several key strategic alliance and joint ventures for sales of products and services for high technology security, surveillance and access control integrated solutions in broad scale projects in the Middle East and Africa.  We believe that our strategic alliance approach to marketing our products and services will facilitate access to regional key decision makers and advisers of prospective customers to create a strong foundation for generating revenues commencing in 2009.

Strategic Alliance and Distribution Agreement with e-GEOS

Subsequent to the period covered by this Report, in January of 2009, we executed our Strategic Alliance and Distribution Agreement with e-GEOS.  The Strategic Alliance and Distribution Agreement grants exclusive rights to us for distribution of Cosmo Sky-Med satellite constellation images in certain countries of the Middle East and North Africa (MENA) and South East Asia.  The e-GEOS agreement also provides the Company with the right to distribute Cosmo-SkyMed products on a non-exclusive basis in substantially all other African countries.  The exclusive distribution rights include worldwide sales of substantially all satellite images taken over the exclusive territory countries as well as substantially all worldwide e-GEOS satellite images and products which are sold within the exclusive territory countries.  We expect to commence construction of our satellite-data direct receiving station in Abu Dhabi (UAE) and have the satellite direct receiving station commence operations during 2009.  Prior to the operation of our direct receiving station, we may use the existing infrastructure of e-GEOS for worldwide sales and distribution of SAR satellite images.  Our rights under the e-GEOS Agreement for sales and distribution of satellite images requires substantial minimum annual payments to e-GEOS.  In addition, we must pay for the significant costs of building and maintaining the satellite direct receiving ground station.  We believe that our strategic alliance sales and marketing program will facilitate sufficient sales of satellite images for coverage of the minimum annual payments to e-GEOS and cover the costs of building and maintaining the direct receiving station.  We expect to commence generating revenues under our Strategic Alliance and Distribution Agreement with e-GEOS during the course of 2009.  We will deploy our operations under the e-GEOS Agreement through 4C Satimage Ltd., a 51% majority-owned operating subsidiary.  The minority partners in 4C Satimage Ltd. are strategic alliance partners and strategic investors.

4C Gulf Earth Observation Center (4C GEOC)

Subsequent to the period covered by this Report, in January of 2009 we announced our plans to build a 10,000 square meter high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC).  We are planning for the facility to host an earth observation satellite data direct receiving station (DRS) and offer university level courses in space engineering held in cooperation with Politecnico di Torino, one of the leading scientific research institutions in Europe.  We expect to finance the 4C GEOC together with equity investments of Hydra Trading and other strategic investors from the United Arab Emirates.  Our strategic alliance partner Hydra Trading is a subsidiary of the PAL Group and a part of the Royal Group of Companies, one of the largest investment companies in the Middle East and Africa.  Hydra Trading is primarily focused on supplying security and armaments equipment to both civilian and military sectors.  We expect to own approximately 50% of the equity interests in the 4C GEOC.  While we have agreed in principal to proceed with Hydra Trading on the development of 4C GEOC, we have not finalized the amounts which the Company and its partners will be committing to this project.  We will need to raise significant capital to proceed with the development of the 4C GEOC, however, we expect the strategic alliance shared costs and partnering structure to facilitate commencement of the realization of the 4C GEOC during 2009.  We expect the 4C GEOC to serve as a significant marketing and distribution platform for sales of our satellite images in the Middle East and North Africa (MENA) region.  Our strategic alliance interests in 4C GEOC will be held through our majority-owned subsidiary 4C Satimage Ltd.

4C Hydra Systems Engineering & Technologies

Subsequent to the period covered by this Report, in January of 2009 we announced together with Hydra Trading LLC (Abu Dhabi) the formation our strategic alliance to be known as 4C Hydra Systems Engineering & Technologies, whose mission will be to provide infrastructure projects with a comprehensive systems approach for integrated solutions delivery, spanning from traditional projects (commercial buildings) to large infrastructure projects (new cities, ports, airports, highways, etc).  We expect to own approximately 50% of the equity interests in the 4C Hydra Systems Engineering & Technologies strategic alliance.  We expect to commence working on 4C Hydra Systems Engineering & Technologies projects during the course of 2009 with a view to generate revenues in this operating unit during the course of 2009.

4C Global Security Consulting Ltd. - 4C Systems Engineering Ltd. – 4C Homeland Security and Defence Systems Ltd.

We have also created three strategic operating units which will further support the Company’s growth strategy and expansion plans to become a full spectrum provider of turnkey integrated scalable solutions for sophisticated high-technology systems, including but not limited to, civil and homeland security and defense.  Each of the new operating units are majority owned subsidiaries of the Company.  The operating units are: (i) 4C Global Security Consulting Ltd., a joint venture with ISDS Hellas S.A., which will engage in threat analysis, assessment and design of security solutions; (ii) 4C Systems Engineering Ltd., a joint venture with Hellenic Technologies One-Partner EPE, which will engage in the design, integration, planning, procurement, implementation, operation, management & maintenance of systems; and (iii) 4C Homeland Security and Defence Systems Ltd., a joint venture with Theron S.A. to provide turnkey scalable solutions for high technology projects in homeland security, defense, & offset benefits programs.

4C Security Solutions Limited and 4C Satellites Limited

We have created a strategic alliance with 4C Security Solutions Limited (formerly known as BQT Solutions Limited) and its subsidiary 4C Satellites Limited (formerly known as BQT Satellites Limited).  4C Security Solutions specializes in access control systems, biometric and smart card readers, CCTV, cameras and customized security solutions.  The purpose of our strategic alliance with 4C Security Solutions is to obtain joint marketing synergies, international branding and leveraging the integrated value of our respective products and service offerings.  We expect this strategic alliance to facilitate our ability to offer comprehensive and fully integrated security and access control solutions to prospective clients on a global basis.  4C Security Solutions has sold security access control products throughout the world, including to both large multinational corporations and government agencies.  4C Security Solutions intends expand its business model and broaden its undertakings to include engaging in integrated security access projects.  As of the date of this Report we have invested AUD $4 million (approximately US $3.5 million) and we own approximately 19.8% of the issued and outstanding equity interests in 4C Security Solutions.  We account for our ownership of the shares as held for investment purposes.  Under our agreement with 4C Security Solutions, we have also been issued options under which we may purchase of 9.5 million shares of 4C Security Solutions at a purchase price of AUD $0.10 per share, which may be exercised in whole or in part at any time prior to December 31, 2013.  Substantially all of the payments to date in respect of our investments in 4C Security Solutions have been made on our behalf by Rudana Investment Group AG which have been treated as shareholder loans.

Subsequent to the period covered by this Report, we entered into two additional agreements with 4C Security Solutions as of February 1, 2009.  Our Provision of Services Agreement with 4C Security Solutions provides for us to pay 4C Security Solutions for the use of certain 4C Security Solutions’ staff.  This agreement terminates on June 30, 2011.  In addition we entered into a second Provision of Services Agreement with 4C Security Solutions, pursuant to which 4C Security Solutions has agreed to pay us for the shared part-time allocation of services by our Chief Executive Officer, Anastasios Angeloglou.  Under the second Provision of Services Agreement, Mr. Angeloglou will serve as the Chief Executive Officer of 4C Security Solutions as well as our Company and he will allocate approximately twenty eight hours per month to the business of 4C Security Solutions.  The second Provision of Services Agreement also terminates on June 30, 2011.

In connection with our strategic alliance 4C Security Solutions, we agreed to acquire a 40% interest in 4C Satellites Ltd.  4C Satellites is in a nascent stage of development and does not yet have any assets or operations.  We intend to use 4C Satellites as our platform for developing our SAR and high resolution optical satellites program.  4C Satellites has established a joint venture with 4C Polito Space S.p.A., an Italian private company, in cooperation with Politecnico di Torino.  We expect to work closely with the Politecnico di Torino on all of our projects through Dr. Riccardo Maggiora, who is our Chief Technology Officer and an Associate Professor at the Politecnico di Torino.  4C Satellites is an Australian corporation which is 20% owned by 4C Security Solutions and 40% owned by Prime Asset Finance Ltd.  The remaining 40% is subject to issuance to 4C Controls upon completion of an equity financing commitment.  In consideration for the 40% interest in 4C Satellites, we have agreed to capitalize 4C Satellites with AUD $14 million for commencement of the satellites production program.  We are planning for 4C Satellites to serve as the satellite production and sales business unit of our Company.  The 4C Satellites program is part of our strategic plan to cover the entire value chain of high resolution Earth observation satellite-based businesses, from satellite manufacturing and operation to images processing and sales to end users.  We are planning to invest in 4C Satellites as soon as we have sufficient capital to do so.  Due to the effects of the international financial crisis, we have not yet been able to commence payment of our AUD $14 million equity infusion into 4C Satellites and we may not be able to complete this investment during the foreseeable future.  However, we still plan to move forward with the 4C Satellites project as soon as reasonably feasible.

4C Polito Space S.p.A.

4C Satellites owns 75% of 4C Polito Space Technologies S.p.A. (“4C Polito Space”), an Italian private stock company.  The Politecnico di Torino owns 17% of 4C Polito Space.  The remaining 8% of 4C Polito Space is owned by other parties, including Dr. Riccardo Maggiora, our Chief Technology Officer and member of our Board of Directors, who owns 2% of 4C Polito Space.  We plan to design and build our high resolution optical and SAR satellites dedicated for Earth observation and surveillance through 4C Polito Space and 4C Satellites.  Dr. Maggiora also serves as CEO of 4C Polito Space and he is an Associate Professor at the Politechnico di Torino.  We intend to work in close cooperation with the Politechnico di Torino through Dr. Maggiora in regard to research, development and realization of our satellite program. In consideration of the benefits which we expect to derive from our affiliation with 4C Polito Space, we have agreed to cover certain fees, costs, expenses and disbursements of 4C Polito Space in connection with preparations for prospective production of SAR and high resolution optical satellites.  We believe covering these costs is reasonable and necessary in order for us to obtain the benefit of technical support from 4C Polito Space so that we may commence our own satellite production program.

“GulfSatellites” High Resolution Satellite Program

We plan to offer an innovative solution to improve the Earth observation applications with our “GulfSatellites” program.  GulfSatellites is an Earth Observation System (EOS) expected to consist of four high resolution SAR satellites (GulfSARs 1, 2, 3 & 4) which we intend to devote to security applications, maritime management, risk management, environmental protection, geology, cartography and planning.  The area of interest has been defined as the region with latitude ranging from 43° S to 43° N. The program is expected to include two high resolution optical satellites as well as the four SAR satellites.

The following technologies are being designed into the GulfSatellites program:

•	a high revisit time, even with only one satellite;
•	the capability to acquire high resolution images of the target;
•	night/day and all weather imaging capability;
•	very short interval between the user request and the release of the imaging product;
•	a fast downlink and successive processing capability;
•	the possibility to take a large number of images per day;
•	the payload capability to acquire images at a minimum distance from one another, so as to minimize the programming conflicts; and
•	the possibility to cover wide areas, to maximize the opportunity to sense distributed targets.

The satellites are expected to be equipped with a multi mode high resolution Synthetic Aperture Radar (SAR) payload and positioned in an inclined Low Earth Orbit, optimizing the revisit time over the area of interest at the expense of global accessibility.  A network of ground stations is planned to collect the imagery data from the satellites and provide the proper telemetry, tracking and control.

The SAR payload, operating in the X-band, is designed for pointing to the right or left of the satellites ground path to grant access to a region of 600 Km on each side.  State of the art technology is expected to provide exceptionally high resolution, large swath and excellent quality in all the imaging SAR measurement modes.

The first 2 satellites to form the GulfSatellites constellation, GulfSAR-1 and GulfSAR-2, are expected to be fabricated by the end of 2011 and positioned into their orbit by the first half of 2012.  We are in advanced stages of discussions regarding the capital structure of GulfSatellites with global industrial aerospace enterprises and major regional UAE based investors.  We expect to finance the GulfSatellites program through direct third party equity and strategic alliance participation in the GulfSatellites corporate vehicle.  We believe that the capital requirements of the program will necessitate significant dilution of our equity interests and we expect to retain only a minority interest in the program,.  We believe, however, the overall economic benefits of the program will be of significant value to our Company and our shareholders.

Future Alliances and Acquisitions

We intend to continue to pursue our business model that relates to international risk assessment, security, surveillance, access controls and integrated solutions.  We intend to acquire and create strategic affiliations with leading international security and surveillance enterprises serving security markets worldwide and establish comprehensive capability to design, manage and integrate state-of-the-art high technology security solutions with fully integrated service offerings.

Results of Operations

Revenues

During the fiscal year ended December 31, 2008, the Company had no revenues from operations.  We expect to commence generating revenues during the course of 2009 and into the foreseeable future.

Expenses

Our total expenses for the year ended December 31, 2008 of $5,679,588 consisted primarily of general and administrative expenses of $2,474,983 and professional fees of $2,284,499. The general and administrative expenses included $1,081,991 of non cash amortization of deferred compensation to our Chief Technology Officer for expertise in our technology development, $309,225 for officers and personnel salaries and expenses, $175,654 for rent in the United States and France and $698,115 for travel to key industry events, such as the Farnborough Air Show. The professional fees included $91,806 for accounting, $814,448 for consulting in target acquisitions and $1,249,129 for legal fees to negotiate prospective target acquisitions and subsidiary developments. We also had director fees and expenses of $320,882, marketing and public relations expenses of $510,430, interest on related party transactions of $52,621 and equity in loss of unconsolidated subsidiary of $36,173.

Liquidity and Capital Resources

During the twelve months ended December 31, 2008 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company.  Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as we make capital expenditures in joint ventures, strategic alliances and production facilities.

Since inception of the Company, we have incurred aggregate total expenses of $5,870,934, including total expenses of $5,679,588 during the twelve months ended December 31, 2008.  Our consolidated cash balance at December 31, 2008 was $104,708.  As of December 31, 2008, our total assets (consisting of cash and nominal investment in 4C Security Solutions) were $3,468,749 and our total liabilities were $3,142,325.

We believe that the current deep and potentially prolonged global recession that officially began in the United States in December 2007 is having a significant impact on our ability to raise the funds necessary to implement our business plans.  Credit markets throughout the world have experienced significant contraction, de-leveraging and reduced liquidity.  The uncertainty surrounding the future of global credit markets has resulted in reduced access to credit worldwide. These current market conditions may last for a considerable length of time. In mid-February 2009, the Federal Reserve warned that the United States economy faces an “unusually gradual and prolonged” period of recovery from this recessionary period. These developing economic factors have had a material adverse effect on our ability to raise funds and grow the Company.  We obtained several commitments for equity capitalization of the Company however, due to the effects of the global financial crisis the parties were not able to close their prospective investments in the Company.  In addition, in Dubai, UAE, one of our key target markets for providing integrated security, surveillance and access controls solutions, has also suffered a recession and as a result we were not able to commence deployment of operations with one of our strategic alliance partners as previously anticipated which adversely affected our ability to commence generating cash flows and develop internal capital resources.

We will need to raise additional capital to implement our new business plan and continue operations. We are continuing to seek sources of financing through private placements of securities and loans in order for us to fully deploy our business plan.  We have also commenced a capital sourcing plan to accept investments of strategic equity partners directly into our operating subsidiaries.  We expect such operating level investments to provide us with necessary means to commence our business plans as well as beneficially leverage the regional marketing and sales strengths of our strategic alliance partners.  We will endeavor to maintain majority ownership of our operating subsidiaries, however, due to certain legal regional requirements, we may in some circumstances be obliged to be a minority partner in certain operating subsidiaries.  Our capital resources as of the date of this Report are dependent on  shareholder loans, third party investments by strategic alliance partners and other strategic investors investing directly into our operating subsidiaries.  Although we expect some of the operating subsidiaries to generate sufficient cash for internal working capital purposes, we will be dependent on shareholder loans and third party investment capital at the subsidiary level in order to implement and sustain our overall Company business plans during the foreseeable future.  We believe the overall benefits expected to be derived from accepting investments directly into our operating subsidiaries and benefitting from the strengths of our strategic equity partners will overcome the effects of diluting our prospective revenues in our operating subsidiaries.

We expect our costs of revenue to be substantial, including minimum annual commitment payments for capacity access to the Cosmo-SkyMed constellation of satellites, building and maintaining our satellite image direct receiving ground stations, processing the data retrieved, costs of personnel, as well as the cost of operations expected to be incurred in connection with our prospective satellite construction program.  We expect our selling, general and administrative expenses for all of our business activities to consist primarily of labor, benefits, travel, rent and related overhead costs, third-party consultant payments, sales commissions and marketing expenses.  We expect these expenses to be substantial and increase as we expand our sales and administrative resources to accommodate anticipated revenue growth and increases in capacity for product sales and distribution.  We will also incur substantial expenses as a result of the costs related to being a public company, including remedying material weaknesses in our internal controls.  As we expand our worldwide presence, we expect an increase in travel, selling and administrative expenses.  Depreciation and amortization expenses may become material.  We anticipate financing a significant portion of our construction requirements through loans and we will therefore incur material interest expenses which could adversely affect our earnings.  Although we expect to share some of our capital requirements costs with our strategic alliance partners, our expenses may cause us to incur operating losses.  Taxable income in the future may be offset by utilization of net operating loss carry-forwards, however, we cannot provide any assurance in such regard.

Sales & Marketing

Our sales and marketing activities are primarily focused outside of the United States.  We intend to sell our products and services mainly for use by foreign governmental and commercial end-users.  We intend to market our products and services and develop global brand awareness primarily utilizing strategic alliances and a highly qualified network of persons with direct access to key decision-makers and advisers of prospective customers.  We also expect to enter into representation and distribution-sales agreements during the near future with regional sales representatives who specialize in particular regional sectors.  We expect to engage independent contractors as sales representatives in certain countries and regions.  Our strategic alliance partners and our sales representatives will be paid primarily through commissions.  We do not intend to pursue a retail level of marketing during the foreseeable future; however, we may enter into reseller agreements to permit the retail sale of our products and services.  As of the date of this Report, we have not yet had any sales in any of our business segments.

Management Services

We have a management services agreement with Prime Asset Finance Ltd., a UK company which is a wholly owned subsidiary of Rudana Investment Group AG, our majority stockholder.  Under the terms of the agreement, Prime Asset Finance will assist and advise us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  We agreed to pay an initial services fee of $250,000 to Prime Asset Finance Ltd. as of August 2008 and committed to pay management services fees of $25,000 per month in respect of the management services.  All of the fees have accrued to date and have not yet been paid.  Prime Asset Finance Ltd. will be compensated in the amount of 5% of the total transaction value of any company acquired by us by merger or acquisition which has been introduced by Prime Asset Finance.  We believe that the services of Prime Asset Finance have been valuable to us with respect to inception of our operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing us to prospective customers.  We believe the services of Prime Asset Finance will continue to be beneficial to our business and our shareholders.

Competitive Position

We intend to do business under our new business model in highly competitive markets. There are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. Large industry participants make up the most significant share of the market in the sectors in which we intend to operate. There is increasing competition in the industry and the usage of cooperation agreements, alliances and partnerships have also increased.  In addition, we will compete against both private companies and state sponsored entities that will provide satellite images and related services to the market. We may not be able to compete effectively against other industry participants.  In addition, the satellite images that we will sell may have to compete against aerial providers of high resolution imagery.  The sale of aerial images has low barriers to entry, and we may face established local competition in markets in which we wish to compete.

Results of Operations

We commenced activities related to our new business model during the second quarter 2008.  As of December 31, 2007 and 2008, our Company had no revenue generating operations, no revenues and no material assets.  As such, comparative information for such periods would not assist the reader understand our business model and we have therefore omitted such information from this discussion.

Revenue Recognition

We expect to enter into additional contracts during the foreseeable future.  We expect to report our results of operations in the future by reference to our three business segments: (1) Satellites & Satellite Images Segment, (2) Security, Surveillance and Access Controls Segment, and (3) Specialized Proprietary Security Products Segment.  Some of our contracts, particularly those involving multi-year construction and delivery schedules, will result in payments to our Company which we cannot recognize until future periods because of applicable revenue recognition accounting rules.  We expect that our cash-flows, revenues and earnings in the future with respect to performance of our segments may therefore be volatile and subject to disparity, particularly during the next three years of our Company’s operations.

Costs of Compliance with Government Regulations Applicable to Satellites

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

We currently intend to construct our satellites through strategic alliance joint ventures located outside of the United States.  We do not intend to build the satellites in the U.S. or use U.S. airspace, or use technologies which originate from the United States or technologies developed by U.S. persons, which in each case would implicate higher levels of regulatory limitations and export restrictions.  However, we may still become subject to U.S. regulatory restrictions and limitations including various forms of regulation under different U.S. laws and regulations that govern the collection and transmission of satellite imagery, satellite tracking, telemetry and control, as well as restrictions on export of technologies which have defense applications.

We expect our operations in foreign countries to add significant costs and expenses to our expenditures on legal and regulatory compliance. Each of the countries has separate legal regimes and local legal counsel must be engaged in each jurisdiction to assure compliance with all applicable laws, rules and regulations.  In addition, we will need to implement and maintain local controls and procedures in each country of our operations for accurate financial reporting and audits to comply with our public company reporting requirements.  These costs and expenses are expected to be material and significant during 2009 and 2010.  In addition, compliance with the various regimes may require us to incur significant travel and other consulting fees.  This complex compliance program will also require a significant portion of the time and attention of management.

Sales of satellite imagery do not require a U.S. export license in order to be sold internationally.  The ability to sell our imagery products and services may, however, be subject to any sanctions or embargoes imposed by the U.S. government against particular entities or individuals, or against other countries.

Sales of direct access to our satellites in the future may require separate U.S. government approvals from NOAA and the U.S. Department of State.  NOAA must approve the agreement with the customer for us to provide the direct uplink and downlink, and we must obtain an export license from the Department of State for the export of the equipment and related technology necessary to enable the access.  The ground station equipment and related technology necessary to allow access to the satellites are controlled under the International Traffic in Arms Regulations.  The approval process for these sales takes approximately six months, and there is no obligation on the part of either NOAA or the Department of State to approve any requests for sales or transfers.  All of our business activities may require approvals from the government of the country in which the materials are located and operations occur.

Any change in ownership involving a transfer of our assets to foreign persons may increase U.S. government scrutiny and lead to increased requirements in connection with our compliance with U.S. export controls and security clearances for our products and services.  We may also be required to monitor and report foreign ownership and may be required to obtain or amend special licenses if the foreign ownership exceeds certain levels.  Foreign ownership could require filings with, and review by, the Committee on Foreign Investment in the United States. Depending on the country of origin and identity of foreign owners, other restrictions and requirements could arise.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2008.  Our research and development efforts are expected to be conducted by Dr. Riccardo Maggiora, our Chief Technology Officer who also serves as Associate Professor and member of the Antenna and Electromagnetic Compatibility Laboratory at the Politecnico di Torino, Italy.

We expect to conduct our research and development efforts in cooperation with the Politecnico di Torino. Since the early nineteen-eighties, the Politecnico di Torino has adopted a policy for international cooperation and the network of international relations in its various aspects has expanded greatly.  The Politecnico di Torino international programs include a range of different activities such as bilateral and multilateral partnerships with universities and research institutions of both European and extra-European countries, as well as agreements with the European Union on research, training, cooperation and structural projects, plus the organization of student, professor and staff exchanges.

Costs of Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws have not been material to our business from inception through the date of this Report.

Costs of Acquiring and Protecting Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights.  We intend to rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights.  We intend to utilize patents to protect our proprietary technologies which we believe will become, individually and in the aggregate, material to our business.  We also intend to protect our proprietary rights, in part, through the terms of license agreements and by confidentiality agreements with our employees, consultants, customers and others.  As a result of these efforts, the Company will incur legal fees and government registration fees.

We expect to license certain proprietary rights from third parties to enable us to operate our satellites, ground station centers, collection systems and other various components of our systems.  We also expect to enter into licenses with our strategic alliance partners to integrate their components into our comprehensive security, surveillance and access controls solutions.  We may compensate third parties with cash or with the Company’s securities or a combination of both types of payment.

We have acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems through our license agreement with Dr. Riccardo Maggiora.  Under the agreement, we have been granted to the right to file patents on these technologies, and all improvements and related know-how.  We have not yet commenced filing patents in regard to any of the licensed proprietary technologies although we intend to do so during the foreseeable future.  We have also agreed to pay a minimum royalty of 250,000 Euros per year commencing in the second year of the Agreement notwithstanding the gross sales made by the Company.  We have the right to terminate the License Agreement at the first anniversary date of the agreement if we determine that the licensed intellectual properties are not commercially viable.  In addition, we have entered into a Services Agreement with Dr. Maggiora in consideration for his services as Chief Technology Officer of the Company.  In consideration for his services to the Company under the Services Agreement, we have granted Dr. Maggiora one million shares of the Company’s common stock.  Dr. Maggiora may not sell or trade the restricted shares of common stock issued to him unless the shares are registered or unless an exemption from registration is available.  We may terminate the service agreement at anytime for “cause”.  Dr. Maggiora may terminate the agreement at anytime for any reason.  We believe Dr. Maggiora is economically incentivized to continue his services to the Company in order to realize the benefits of his share ownership.  Dr. Maggiora does not currently receive cash consideration for his services to the Company.

We believe that our success will depend on the intellectual skills of our employees and their ability to continue to innovate. We intend to file and prosecute patent applications. We intend to vigorously protect our rights in our proprietary technologies.  We do not currently have any patents in regards to any proprietary technology.  There is no assurance that patents which we may acquire may successfully withstand any challenge. Patents issued to us may not provide us with any competitive advantages. Patents held by others may prohibit us from utilizing certain technologies and commercializing certain products.  Despite efforts to protect our proprietary rights, third parties may infringe on our proprietary rights. We may have to resort to litigation to enforce our intellectual property rights or to determine the validity and extent of the proprietary rights of others, or to defend ourselves against claims of invalidity of our rights and claims of infringement on third party rights.  The costs of such litigation may be substantial.

During the year ended December 31, 2008 we registered the internet domain name 4Ccontrols.com and related domains which are linked to our website. The information contained in our websites and linked websites are not part of this Report.

Employees

As of the date of this Report all of our employees serve on a part time basis.  Our Chief Executive Officer devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.  Our Chief Financial Officer devotes approximately 35% of his time to our Company, with the balance of his time spent on matters pertaining to two other public companies which are majority-owned portfolio companies of Rudana Investment Group AG.  Our Chief Technology Officer devotes approximately 70% of his time to our Company and allocates the balance of his professional time as an Associate Professor at Politecnico di Torino and as CEO of 4C Polito Space.  Our other officers and employees serve the Company on a part time basis devoting between 25%-50% of their professional time to our Company.  We have no collective bargaining agreements with our employees.  The Company has not yet determined its anticipated staff needs for the fiscal year ending December 31, 2009.  The Company’s new CEO expects to determine staffing requirements during the course of the 2009-2010 budget process.

Synergy Investments & Finance Holding Limited

We have entered into an agreement with Synergy Investments & Finance Holding Limited (“Synergy”) formerly known as Arimathea Limited, to assist us to raise capital.  In consideration for assisting us to raise equity and debt capital, we have issued a warrant to Synergy which, as amended, will have an exercise term of 3 years and will become exercisable for the purchase of a number of our shares of common stock equal to (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the exercise price of $3.45 per share, which was the closing publicly traded market price of the Company’s common stock on March 25, 2008, the date immediately preceding the date of grant of the original warrant.  The maximum number of shares that may be purchased under the Warrant is approximately one million shares of Company restricted common stock at a purchase price of $3.45 per share, assuming we raise $70 million attributable to introductions made by Synergy. Under the terms of its warrant, Synergy will not be permitted to exercise and own more than 4.9% of the Company’s Common Stock at any given time. The Synergy Warrant does not contain any call provisions and there is no obligation on the part of Synergy to exercise its warrant at any time. As a result of the contingent nature of the vesting of the Synergy warrant, no expense has been recognized.  We cannot guarantee that Synergy will be successful in assisting us to raise capital for our operations.  As of the date of this Report, no warrants have been issued to Synergy and no firm commitments have been made by Synergy.

Short Swing Profit Credits

Rudana Investment Group concluded that it had short-swing profit liability Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder, of $1,522,164.00 due to our Company under Section 16 of the Exchange Act.  We have agreed to accept payment from Rudana for the Section 16 short-swing profit liability by reduction of our Company’s obligations to repay shareholder loans due to Rudana in the amount of such liability.

Off Balance Sheet Arrangements

Other than as set forth above, as of December 31, 2008, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not currently hold any or engage in derivative instruments or hedging activities. Therefore, we do not expect that this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We are currently assessing the impact of this statement, and believe that it may have a material impact on the accounting for business combinations completed subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.  This statement was effective for us on January 1, 2008. The adoption of SFAS 157 did not have an impact on our 2008 consolidated financial statements

In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Examples of items to which the deferral applies include the following:

(i)         Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

(ii)         Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

(iii)         Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

(iv)         Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

(v)         Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

We have elected to delay the adoption of SFAS 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement is effective for us on January 1, 2008.  We did not elect to apply the fair value option to any outstanding instruments and, therefore, SFAS 159 did not have an impact on the 2008 consolidation financial statements.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to interest rate risk, foreign currency exchange rate risk, commodity price risk (in regard to our prospective customer base), and other relevant market risks, such as equity price risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of our Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our Audit Committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible.  Inflationary factors in the future, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements contained in Item 15 herein.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2008, the Company dismissed its independent auditor, Manning Elliott LLP.  Effective as of March 6, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor. The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors.

During the Company's two most recent fiscal years the opinion of Manning Elliott LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows. The independent auditor's report of Manning Elliott LLP dated February 23, 2007 (for the year ended December 31, 2006) contained “going concern” qualifications. This qualification in each report indicated that Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan and stressed the absence of any resulting adjustments in the financial statements; thus raising substantial doubts regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Manning Elliott LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Manning Elliott LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 9A:	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of March 31, 2009:

Name	Age	Position
Jean-Robert Martin	69	President and Chairman of the Board of Directors
Anastasios Angeloglou	49	Chief Executive Officer
Olivier de Vergnies	43	Director
Dr. Riccardo Maggiora	38	Chief Technology Officer and Director
Philippe Aubay	69	Business Control Committee
Anne-Marie Pérus	55	Business Control Committee
Dr. Augustine Fou	36	Director
Mathias Kaiser	35	Chief Financial Officer
Jean-Louis Recordon	67	Business Control Committee
Peter Panayotou	41	Vice President Business Strategy, Business Control Committee
Major General Khalid Abdulla Mabarak Al Buainain	53	Vice President for Middle East Military and Defense Projects
Barbara S. Salz	58	Corporate Secretary

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of the date of this Report.

Mr. Jean-Robert Martin.  Mr. Jean-Robert Martin serves as President of the Company and Chairman of the Company’s Board of Directors.  Mr. Martin was appointed as a Director of the Company effective as of April 29, 2008 and appointed as President of the Company on August 26, 2008.  Mr. Martin is a recognized authority with a distinguished 46 year career in defense and security related technology initiatives. A French citizen, Mr. Martin previously served as general manager of Thales SA defense activities - including airborne and space systems, land and joint systems as well as naval systems and air defense - where he managed 33,000 employees in France, the United Kingdom, the Netherlands, Australia, Korea, South Africa, Greece, the U.A.E. and Saudi Arabia.  Mr. Martin also served as a director of Thales Airborne Systems (a subsidiary of Thales SA), Qioptiq which is involved with optical components primarily sold in the United Kingdom, Germany and Singapore, SIRA, a private French company involved with machining aerospace high technology mechanical assemblies, and X-PM, a Paris-headquartered, private interim management company with primary operations in France and the People’s Republic of China.

Anastasios Angeloglou.  Mr. Angeloglou serves as Group CEO of the Company and all of its operating units, subsidiaries and joint ventures.  Mr. Angeloglou was appointed as CEO on February 5, 2009.  Mr. Angeloglou has served during the past 12 months as the Chief Executive Officer and Executive Director of 4C Security Solutions Limited (formerly known as BQT Solutions Limited) and Chief Executive Officer of its Australian subsidiary 4C Satellites Limited, formerly known as BQT Satellites PTY Ltd.  Mr. Angeloglou has more than 20 years of international business experience.  Prior to his appointment as CEO of 4C Security Solutions, Mr. Angeloglou served as the CEO of OTE International Solutions Ltd., a wholly-owned subsidiary of Hellenic Telecommunications Organization S.A. (OTE) doing business as OTEGlobe. From 2000 to 2006 he served as Chief Officer of Wholesale Services for Hellenic Telecommunications Organization S.A., a New York Stock Exchange listed company (OTE) from 2002 to 2005.  From 1996 to 2000, Mr. Angeloglou served as the CEO of Global One Communications Hellas S.A., a joint venture of France Telecom, Deutsche Telekom & US Sprint. From 1991 to 1996, he held senior positions with Infonet Services Corporation Ltd, responsible for that company’s sales in European, Middle East & Africa, and global business development.  From 1985 to 1991, he held telecommunications engineering positions with Exxon Chemical International Ltd, S.I.T.A., and Phillips International B.V.  Mr. Angeloglou was born in 1959 in Greece and he is a graduate of London University, with postgraduate studies in Wales and Belgium, in the fields of Computer Science & Mathematics, and Network Systems Engineering.

Mr. Olivier de Vergnies.  Mr. de Vergnies serves as a Director of the Company.  Mr. de Vergnies served as Chief Executive Officer of the Company from July 1, 2008 until February 1, 2009.  He was appointed as a Director on August 22, 2008.  Mr. de Vergnies has previously served as Vice President, Head of the Middle East Division of Dexia Private Bank (Switzerland), Geneva from 2004 -2008 where he was responsible for Middle Eastern high net worth individuals, business acquisition and retention process, as well as the development of new financial structured products ideas and innovative private asset allocation.  From 2000-2004 Mr. de Vergnies served Dexia Bank, Luxembourg as Vice President, Head of Strategy & Alliances where he was responsible for the marketing strategy and product development for Middle East clients segments across Luxembourg, Switzerland, France, Jersey and the United Kingdom.  Mr. de Vergnies served as Global Strategic Coordinator for the Dexia Private Banking Group Executive Committee and managed the joint ventures optimization process with Banco Popular in Spain, multi-channel distribution, market watch process, international and internal communication.  Mr. de Vergnies also serves as a director of U.S. public companies Prime Sun Power Inc. and Laureate Resources & Steel Industries, Inc.

Dr. Riccardo Maggiora.  Dr. Maggiora is a Director of the Company and serves as Chief Technology Officer.   Dr. Maggiora is an Associate Professor and member of Antenna and Electromagnetic Compatibility Laboratory (LACE) at the Politecnico di Torino, Italy. Dr. Maggiora is an active collaborator on several research projects with the Massachusetts Institute of Technology with whom he has been working for almost 20 years, as well as with the Oak Ridge National Laboratory.  He is also an active participant in the U.S. Department of Energy's Scientific Discovery through Advanced Computing (SciDAC) program which brings together the world's top researchers to address challenging scientific problems.  Professor Maggiora has more than ten years of experience in researching, designing and accomplishing the realization of a variety of radar and image processing systems, including space borne synthetic aperture radars. Professor Maggiora is the inventor of patented technologies in the area of ground intrusion detection radar. Dr. Maggiora also serves as a Director and as CEO of 4C Polito Space, a joint venture company established between 4C Satellites and the Politecnico di Torino.  Dr. Maggiora obtained his Laurea di Dottore in Ingegneria delle Telecomunicazioni (Communications Engineering) from the Politecnico di Torino and his Dottorato di Ricerca (Ph.D.) in Ingegneria Elettronica e delle Comunicazioni (Communications and Electronics Engineering) at the Politecnico di Torino.  Since 2001 he has been teaching and supervising laboratory training courses at the Politecnico di Torino including space borne synthetic aperture radars.  Dr. Maggiora was appointed as a director of the Company on December 18, 2007 and as Chief Technology Officer on July 11, 2008.

Mr. Philippe Aubay.  Mr. Aubay serves as a member of the Company’s Business Control Committee.  Mr. Aubay served as a Director of the Company and as Chairman of 4C Satellite Images & Technologies S.A., a wholly owned subsidiary of the Company, from July 1, 2008 until November 19, 2008.  Mr. Aubay has 45 years of aerospace and defense industry experience.  He joined MATRA Space, a subsidiary of the Lagardere Groupe, in 1964 when he was in charge of the electrical system for Asterix, the first French satellite launched by the French launcher, Diamant A in 1965.  Through 1977, he was involved in several projects, including the Space Tug (cooperation between NASA and the European Space Agency) and French ballistic missile programs.  In 1978, he was appointed SPOT program manager, the first French Earth observation satellite, and he managed the complete project until the successful launch in 1986. This satellite was the first of a program of five satellites and is still in operation. In 1987, he was appointed HELIOS Program director which included the development of two satellites and a ground segment for three countries, France, Italy and Spain. The first satellite was successfully launched in 1995 and the system is still in operation.  From 1994 through 2002, he served as Vice President of Space Defense Programs responsible for marketing as well as developments of programs in the field of secured communications, reconnaissance, electronic intelligence and early warning.  Since 2004, Mr. Aubay has been a Senior Consultant for space business and involved in planning future defense programs in Europe and in France. Philippe Aubay is member of the International Academy of Aeronautic and Astronautic, eminent member of the Association Aeronautic and Astronautic of France.  In 1986, he received the award “Chevalier de la Legion d’Honneur” from the French President after the success of the SPOT program.

Ms. Anne-Marie Pérus.  Ms. Pérus serves as a member of the Company’s Business Control Committee.  Ms. Pérus served as a Director of the Company and as Chief Executive Officer of 4C Advanced Security Surveillance & Technologies S.A., a wholly owned subsidiary of the Company, from July 1, 2008 until November 19, 2008.  Ms. Pérus has over thirty years executive experience in the aerospace and defense industries. She has recently served from 2007–January 2008 as CEO of Global Security for European Aeronautic Defence and Space Company (EADS) where she managed a budget of over 1 billion Euros with activities in the field of homeland security, coastal surveillance and border security offerings throughout Europe, North Africa, the Middle East and Asia.  She has also served from 2005-2007 as Chairman and CEO of EADS SOGERMA SERVICES, managing a budget of 600 million Euros and managing over 4,000 employees in a turnaround assignment which has resulted in profitable operations since 2007.  From 1996–2005, Ms. Pérus served as Chairman and CEO of ALKAN.  Prior to that, Ms. Pérus had undertaken numerous other successful executive assignments.  Ms. Pérus holds degrees from Ecole Nationale Supérieure de l’Aéronautique et de l’Espace – Toulouse, the HEC Management Paris, the Institut des Hautes Etudes de la Défense Nationale, and the Institut National des Hautes Etudes de Sécurité.  Ms. Pérus has been awarded the Chevalier de la Légion d’Honneur.

Dr. Augustine Fou.  Dr. Fou serves as an independent director of the Company.  Dr. Fou has served as a Director of the Company since February 6, 2008.  Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, with a minor in the Management of Technology from MIT's Sloan School of Management. Dr. Fou earned his BS summa cum laude in Chemistry from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. Dr. Fou is a founder of go-Digital Internet Consulting Group, Inc. and the Marketing Science Consulting Group, Inc.   Dr. Fou is Senior Vice President, Digital Lead of MRM Worldwide, a McCann WorldGroup company.

Mr. Mathias Kaiser.  Mr. Kaiser has served as the Chief Financial Officer of the Company since January 7, 2009.  Mr. Kaiser has served as Chief Financial Officer of Rudana Investment Group AG (“Rudana”), a Swiss investment holding company which is the Company’s majority shareholder, since October of 2008.  From March until October of 2008, Mr. Kaiser was the Finance & Reporting Manager of Compass-Group AG, a company engaged in the provision of large-scale institutional catering management and services and the provision of planning and consultancy services for restaurant and catering enterprises.  From February of 2006 until July of 2007, he was the Operating Effectiveness Manager for Adecco & Management Consulting AG, a human resources company.  From February of 2003 until February of 2005, he served as business controller for Daniel Swarovski Corporation AG, a large international retail business.  Mr. Kaiser is compensated for his services by Rudana, and he is not separately compensated by the Company.

Mr. Jean-Louis Recordon.  Mr. Recordon serves as a member of the Company’s Business Control Committee.  Mr. Recordon has 35 years of professional experience in the fields of public safety and the operational use of communications, command & control, intelligence management and border protection systems.  Since 1998 he served as Advisor to MATRA Communication Company which became the European Aeronautic Defence and Space Company (EADS), one of the world’s largest aerospace and defense consortiums.  From 1994-1998, as Colonel of the French Gendarmerie, Mr. Recordon served as its representative at the French Ministry of Interior, Police General Directorate, Central Judicial Police Directorate.  In such capacity he was the Gendarmerie’s liaison to Interpol and Europol.  From 1985-1993 he served as Head of the Paris Gendarmerie CID, specializing in the fight against organized crime, he led various criminal investigations in European countries, in Asia and the United States providing him with substantive knowledge of various police systems.  From 1963 to 1998, Mr. Recordon served as an officer of the French Gendarmerie Nationale which included postings in a special unit dealing with security of the French President, in Germany as part of the French unit in charge of criminal investigations, and various command positions at regional and national levels as Commander of large police districts and regional units dealing with public safety, traffic police, public order, border security, delinquency prevention and judicial inquiries. Mr. Recordon is a graduate of the French National Institute of Advanced Studies for Security.

Mr. Peter Panayotou.  Mr. Panayotou serves as Vice President, Business Strategy and as Chairman of the Company’s Business Control Committee.  Mr. Panayotou is currently the CEO of Cassidy & Associates Southeast Europe, part of Cassidy & Associates one of the leading lobbying firms in the USA.  Mr Panayotou is responsible for the 15 countries that make up the Southeast Europe and Balkan region.  Prior to his role with Cassidy & Associates, he held senior management positions in the telecommunications industry and was a pioneer in building PC-based telecommunication software and switches launching the first call back operation between North America and Europe. He has been heavily involved in the satellite, security and defense industry in Europe during the past decade.

Major General Khalid Abdulla Mabarak Al Buainain. Major General Khalid serves as Vice President for Middle East Military and Defense Projects.  Major General Khalid served for thirty two years with the United Arab Emirates Air Force and Air Defense, ultimately rising to the rank of Major General, Commander & Chief of UAE Air Force and Air Defense.  Major General Khalid has also served as a member and team leader for bilateral senior government discussions between the UAE and many foreign countries. During his tenure as Commander & Chief of UAE Air Force and Air Defense, Major General Khalid managed and led multibillion dollar programs for the UAE Government, including satellites and satellite images programs; aircraft and systems acquisition programs with France, the U.S., and Russia; system integration and system engineering projects; airborne and land based secured network systems; advanced information technologies and IT security programs; remote sensing / space programs command and control; as well as creation and development of the first research and development facilities in the UAE.

Barbara Salz.  Ms. Salz has served as Corporate Secretary of the Company since February 6, 2008.  Ms. Salz is the Principal of Corporate Secretarial Services LLC, an international provider of corporate and regulatory secretarial solutions since 2004.

Conflicts of Interest

The officers and directors of our Company are subject to restrictions regarding opportunities which may compete with the Company's business plan.  New opportunities which are brought to the attention of the officers and directors of the Company must be presented to the Board of Directors and made available to the Company for consideration and review under principals of state law corporate opportunity doctrines.  A breach of this requirement could be construed as a breach of the fiduciary duties of the officer or director.  Section 8 of our Ethics Policy requires each employee to avoid any activity, investment or association that conflicts or interferes with the independent exercise of his or her judgment or actions adverse to the Company's best interests.  A copy of our Ethics Policy is posted to our website www.4Ccontrols.com on our Investors page.  Under the Ethics Policy, no employee, or any member of employee's immediate family, is permitted to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of the Company where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no employee is permitted to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of the Company, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of the Company.  No directors, officers or employees are permitted to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect the Company's business.  No employee is permitted to use Company property, services, equipment or business for personal gain or benefit.  Employees may not act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with the Company, or conduct business on behalf of the Company with any company or firm in which the employee or a family member has a substantial interest or affiliation.  Exceptions require advance written approval from the Chief Financial Officer.  Employees must not personally benefit from outside endeavor as a result of their employment by the Company.   Other than the provisions of our Ethics Policy governing conflicts of interest, we have not adopted a specific conflicts of interest policy.

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

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Augustine Fou	2	2	0
Riccardo Maggiora	1	1	0
Jean-Robert Martin	2	2	0
Anne-Marie Pérus	1	1	0
Rudana Investment Group AG	14	21	0
Gerald Sullivan	1	1	0

Code of Ethics

We adopted a new Code of Ethics on March 27, 2008. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Board Committees

Audit Committee and Charter

Our audit committee functions are performed by our entire board of directors in accordance with the Company’s audit committee charter.  Dr. Fou is the sole director who may be deemed independent.  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside audit and any outside advisors engagement by the audit committee.

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

Disclosure Committee

We have a designated disclosure committee consisting of the entire board. Disclosure committee functions are performed by our entire board of directors in accordance with the Company’s disclosure committee charter.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary Paid	Option Awards		Total Payments

Olivier de Vergnies, CEO	July 1, 2008- February 1, 2009	$145,420	0		$145,420

Gerald Sullivan, CFO, (Interim CEO February 6, 2008 to June 30, 2008)	February 6, 2008- January 7, 2009	$141,449	$31,527	*	$172,976

Sharif Rehuman, CEO	December 18, 2007 to February 4, 2008	$0	0		$0

Alexei Gavriline, CEO & CFO (Resigned December 18, 2007)	2007	$0	0		$0

* Mr. Sullivan was granted options to purchase 10,000 shares of the Company’s common stock.  All options terminated January 7, 2009.

(1) The table reflects each of the Company’s last two completed fiscal years and current compensation information as of the date of this Report.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table or column.

No persons have been entitled to compensation in excess of $100,000 per year prior to 2008.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Olivier de Vergnies, Chief Executive Officer (1)	0	0	0	0	0

Gerald Sullivan Chief Financial Officer and Interim President and Chief Executive Officer (2)	0	10,000	0	$5.10	June 11, 2013

(1) Mr. de Vergnies served as the Chief Executive Officer of the Company from July 1, 2008 until February 1, 2009 and has served as a Director since August 22, 2008.

(2) Mr. Sullivan served as our Chief Financial Officer from February 6, 2008 until January 7, 2009.  From February 6, 2008 until June 30, 2008, Mr. Sullivan served as our Interim President and Chief Executive Officer.  All of Mr. Sullivan’s options terminated in connection with his resignation as an officer of the Company on January 7, 2009.

Director Compensation (1)

Name	Fees earned or paid in cash ($)	Total ($)
Philippe Aubay	$59,766	$59,766
Augustine Fou	$23,750	$17,750
Jean-Robert Martin	$67,834	$67,834
Anne-Marie Perus	$59,766	$59,766
Jean-Louis Recordon	$59,766	$59,766

(1) Mr. De Vergnies is included in the “Summary Compensation Table” above.

No director of the Company received any compensation during the 2006 or 2007 fiscal year.

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non-Executive Directors	Chairman	Fees for Non- Executive Committee Chairs (Audit Committee)	Fees for Non- Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)

Retainer (1)	$24,000	160,000 Euros	$12,000	N/A

(1) Paid incrementally each month.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Employment Contracts

As of the date of this Report, we have employment contracts with four of our officers: Mr. Anastasios Angeloglou, Chief Executive Officer, Mr. Olivier de Vergnies, Director (former Chief Executive Officer), Dr. Riccardo Maggiora, Chief Technology Officer, and Major General Khalid Abdulla Mabarak Al Buainain, Vice President for Middle East Military and Defense Projects, as summarized below.  We are currently negotiating agreements with certain of our other officers and key employees. We expect to complete the negotiations and enter into agreements with all of our other executive officers in the immediate future.

Anastasios Angeloglou Employment Agreement

Subsequent to the period covered by this Report, on March 12, 2009, 4C Controls Inc. entered into an Employment Agreement (the “Employment Agreement”) with Mr. Anastasios Angeloglou regarding his services as the Company’s Chief Executive Officer.  The Employment Agreement is retroactively effective to the date of his appointment on February 5, 2009.  Mr. Angeloglou serves as Group CEO of 4C Controls and all of its operating units, subsidiaries, joint ventures and strategic alliances.  The Employment Agreement has a term of three years.  Under the Employment Agreement, Mr. Angeloglou will receive (i) a base salary of 400,000 Euros (approximately U.S. $520,000) per year; (ii) contributions to a pension fund in the amount of 108,000 Euros (approximately U.S. $140,000) for the first year of service and 35,000 Euros (approximately U.S. $46,000) for each of the second and third years of service; (iii) eligibility for annual bonus of cash and/or stock options to be granted on the basis of obtaining certain performance benchmarks to be determined by the Board of Directors; (iv) family education allowance; (v) health insurance coverage; (vi) travel insurance, disability insurance and life insurance; (vii) reimbursement of reasonable relocation expenses; (viii) a housing allowance; and (ix) automobile expense account.  Mr. Angeloglou shall serve from offices in Dubai in the United Arab Emirates.  The Company has also entered into two related agreements with its strategic alliance partner 4C Security Solutions. The Company entered into a Provision of Services Agreement with 4C Security Solutions dated as of February 5, 2009, pursuant to which 4C Security Solutions agreed to pay a monthly fee of $15,600 Australian Dollars (approximately $10,900 U.S. Dollars) to the Company for the shared, part-time allocation of services by the Company’s Chief Executive Officer, Anastasios Angeloglou.  Pursuant to this agreement, Mr. Angeloglou serves as the Chief Executive Officer of 4C Security Solutions as well as the Company.  Mr. Angeloglou allocates approximately twenty eight hours per month to the business of 4C Security Solutions.  This agreement terminates on June 30, 2011.

Olivier de Vergnies Employment Agreement

We entered into an employment agreement with Mr. Olivier de Vergnies on June 20, 2008, who commenced service as our Chief Executive Officer on July 1, 2008 and was appointed to our Board of Directors on August 22, 2008.  Under the Agreement, we pay Mr. de Vergnies a base salary of 200,000 Euros (approximately US $350,000) per annum. Our agreement with Mr. de Vergnies has an initial term of one year and is renewable for one year periods thereafter.  Under the initial terms of agreement, Mr. de Vergnies agreed to allocate 75% of his professional time to the Company. We may terminate the agreement at anytime for “cause”.  Mr. de Vergnies may terminate the agreement at anytime for any reason.  Our agreement with Mr. de Vergnies contains provisions for the protection of our intellectual property and other customary terms and conditions.  Mr. de Vergnies resigned as our Chief Executive Officer on February 1, 2009, but continues to serve the Company as a Director.

Dr. Riccardo Maggiora Chief Technology Officer Services Agreement

On July 11, 2008, we entered into an agreement with Dr. Riccardo Maggiora for his services as Chief Technology Officer of our Company (the “CTO Agreement”).  Under the CTO Agreement, Dr. Maggiora has agreed to allocate approximately 70% of his professional working time to our Company for an initial period of three years renewable for one year periods thereafter by either party.  In consideration for the initial period commitment to our Company, we issued to Dr. Maggiora one million restricted shares of our common stock.  Dr. Maggiora may not sell or trade the restricted shares of common stock issued to him unless the shares are registered or unless an exemption from registration is available.  We may terminate the CTO Agreement for “cause”.  Dr. Maggiora may terminate the CTO Agreement at anytime for any reason.  The shares issued to Dr. Maggiora under the CTO Agreement may not be sold or traded until after the first anniversary of the date of the CTO Agreement.  The CTO Agreement with Dr. Maggiora contains provisions for the protection of our intellectual property and other customary terms and conditions.

Dr. Maggiora is also compensated at a rate of 10,000 Euros (approximately USD $13,000) per month by 4C Polito Space. The payments to Dr. Maggiora are payable with funds to be paid principally by 4C Controls to 4C Polito Space.  The payments to Dr. Maggiora have been accruing since June 2008 and will be paid as and when 4C Controls makes sufficient payments to 4C Polito Space. Subsequent to the period covered by this Report, the 4C Controls subsidiary 4C SatImage entered into a management services agreement with 4C Polito Space which includes provisions for payments to be made by 4C SatImage to 4C Polito Space in consideration for performance of satellite development and management services.

Major General Khalid Abdulla Mabarak Al Buainain Services Agreement

On February 24, 2009, the Company entered into an Executive Services Agreement with General Khalid Abdulla Mabarak Al Buainain regarding his service as the Company’s Vice President for Middle East Military and Defense Projects.  The Executive Services Agreement has a term of two years.  Pursuant to the Executive Services Agreement, General Khalid will receive (i) a salary of 220,000 Euros per year; (ii) a stock grant equal of 750,000 shares of the Company’s common stock (the “4C Controls Shares”); (iii) ten percent (10%) of the equity shares of the Company’s partially-owned subsidiary 4C Gulf Earth Observation Center (the “4C GEOC Shares”); and (iv) ten percent (10%) of the equity shares of the 4C GulfSatellites program (the “GulfSatellites Shares”).  General Khalid’s interest in the 4C GEOC Shares and the GulfSatellites Shares are non-dilutable.  The 4C Controls Shares, the 4C GEOC Shares and the GulfSatellites Shares shall be issued in the name of General Khalid and placed into Company escrow for release to General Khalid after two years from the date of the Executive Services Agreement.  In the case of the 4C GEOC Shares, release from escrow shall also require the condition precedent that there be revenues received by the Company from sales of ten (10) satellite images per day by 4C GEOC attributable to introductions to customers made by General Khalid.  In the case of the GulfSatellites Shares, release from escrow shall also require the provision of a financial asset and/or technological participation (direct or indirectly through a third party), or investment or viable economic off-take agreement equivalent to the value of ten percent equity interest in GulfSatellites.  If General Khalid achieves his performance commitments before the two year escrow period has lapsed, all of the shares shall be released immediately to General Khalid.  The Executive Services Agreement supersedes all prior agreements with General Khalid.  The Executive Services Agreement also contains provisions concerning the reimbursement of expenses, confidentiality of Company information and other standard terms and conditions.

Compensation Arrangements with Other Officers and Key Employees

Mr. Jean-Robert Martin (“Martin”), serving as President and Chairman of our Company has a service agreement with our Company which provides for compensation in the amount of 240,000 Euros per annum.

Mr. Philippe Aubay (“Aubay”), Ms. Anne-Marie Pérus (“Pérus”) and Mr. Jean-Louis Recordon (“Recordon”) each serve as members of the Company’s Business Control Committee for which they are each paid 240,000 Euros per annum.  Mr. Aubay and Ms. Pérus previously served as members of the Company’s Board of Directors from July 1, 2008 through November 7, 2008.  Messrs. Aubay and Recordon and Ms. Pérus serve certain of the Company’s subsidiaries but are not separately compensated for such services.

Mr. Gerry Sullivan served as our Chief Financial Officer from February 6, 2008 until January 7, 2009.  From February 6, 2008 through August 22, 2008, Mr. Sullivan served on a part time basis and was compensated at a rate of $100,000 per annum for such part time services.  From August 23, 2008 through January 7, 2009, Mr. Sullivan was compensated at a rate of $300,000 per annum.  Mr. Sullivan resigned on January 7, 2009.

Equity Incentive Plan

The Company does not currently have an equity compensation plan.  The Company expects to adopt an equity incentive plan for its officers, directors and key employees during 2009 and make grants under such plan in accord

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March __, 2009 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 44,179,540 issued and outstanding shares of the Company's common stock as of March 12, 2009.

The Company intends to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended December 31, 2009.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	29,300,858	0	29,300,858	66.3%
Executive Officers and Directors
Jean-Robert Martin (2)	0	10,000	10,000	*
Anastasios Angeloglou (3)	0	0	0	0
Olivier de Vergnies (4)	0	0	0	0
Gerald Sullivan (5)	0	0	0	0
Mathias Kaiser (6)	0	0	0	0
Dr. Riccardo Maggiora (7)	1,000,000	0	1,000,000	2.3%
Phillip Aubay (8)	0	10,000	10,000	*
Anne-Marie Pérus (9)	0	10,000	10,000	*
Dr. Augustine Fou (10)	0	10,000	10,000	*
Sharif Rehuman (no longer serving) (11)	0	0	0	0
John Genner (no longer serving) (12)	0	0	0	0
All Officers and Directors as a Group (13)	1,000,000	40,000	1,040,000	2.4%
* Less than 1%.

(1) On December 18, 2007, Rudana acquired 5 million shares of the Company’s common stock from Mr. Alexei Gavriline. Pursuant to the payment of a stock dividend to all Company shareholders of record as of January 2, 2008, the common stock ownership of Rudana increased to 35 million shares on January 4, 2008.  Since inception of its ownership of shares of the Company, Rudana has made certain dispositions of its restricted stock to third parties pursuant to the exemption from registration provided under Regulation S promulgated under the Securities Act of 1933, as amended.  All shares of Company Common Stock owned by Rudana and its transferees are restricted and may not be publicly traded or sold.

(2) Mr. Martin has served as a Chairman of the Board of Directors of the Company since April 29, 2008 and was appointed President on August 26, 2008.  On June 11, 2008 Mr. Martin was granted an option for the purchase of 10,000 shares of our common stock which will become exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(3) Mr. Angeloglou has served as our Chief Executive Officer since February 5, 2009.

(4) Mr. de Vergnies served as the Chief Executive Officer of the Company from July 1, 2008 until February 1, 2009 and has served as a Director since August 22, 2008.

(5) Mr. Sullivan served as our Chief Financial Officer from February 6, 2008 until January 7, 2009.  From February 6, 2008 until June 30, 2008, Mr. Sullivan served as our Interim President and Chief Executive Officer. Mr. Sullivan resigned on January 7, 2009.

(6) Mr. Kaiser has served as our Chief Financial Officer since January 7, 2009.

(7) Dr. Maggiora has served as a director of the Company since December 18, 2007 and as Chief Technology Officer since July 11, 2008 pursuant to the Chief Technology Officer Services Agreement under which he was granted 1,000,000 shares of restricted common stock.

(8) Mr. Aubay served as a Director of the Company from July 1, 2008 until November 19, 2008. On June 11, 2008 Mr. Aubay was granted an option for the purchase of 10,000 shares of our common stock which will become exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(9) Ms. Pérus served as a Director of the Company from July 1, 2008 until November 19, 2008. On June 11, 2008 Ms. Pérus was granted an option for the purchase of 10,000 shares of our common stock which will become exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(10) Dr. Fou has served as a Director of the Company since February 6, 2008.  On June 11, 2008 Dr. Fou was granted an option for the purchase of 10,000 shares of our common stock which will become exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(11) Mr. Rehuman served as the President and Chief Executive Officer of the Company from December 18, 2007 until February 4, 2008.

(12) Mr. Genner served as a director of the Company from December 18, 2007 until February 5, 2008.

(13) Includes only the CEO and other officers and directors who serve in policy-making authority capacities of the Company and earn more than $100,000 as calculated after reductions for non-tax qualified compensation and nonqualified deferred compensation plans.

The mailing address for each of the listed individuals is c/o 4C Controls Inc., 100 Wall Street, 21st Floor, New York, NY 10005.

As of the date of this Report, the Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Rudana Investment Group AG

Our majority controlling shareholder, Rudana Investment Group AG (“Rudana”), acquired its shares in our Company in a private transaction with Mr. Alexei Gavriline, the former majority controlling shareholder of the Company.  Rudana purchased 5 million shares from Mr. Gavriline at an aggregate purchase price of $75,000.00.  At the date of the transaction, we had no operations, substantially no assets and we were a “shell company”, as defined by the Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.  At the date of the transaction Mr. Gavriline served as the sole officer and director of our Company and approved the transaction as being in the best interests of our Company and its shareholders.  As a result of the transaction, Rudana became the controlling shareholder of our Company.

Following the change of control, Rudana has financed our activities primarily with shareholder loans and other means.  Each of the loans bears interest at a rate of 7.5% per annum and are repayable thirty days after demand by Rudana. Each of the loans were made on terms and conditions which were reviewed and assessed by Dr. Augustine Fou, whom on the respective dates was the sole independent member of our Board of Directors.  Dr. Fou determined that the applicable terms and conditions of the loans and the stock purchase were fair and reasonable to our Company and our shareholders.

On March 7, 2008, Rudana made a stock purchase from our Company in respect of the payment of $1 million Australian dollars (approximately US $940,900) paid by Rudana on behalf of our Company to 4C Security Solutions.  The payment was the first installment in respect of the establishment of our Company’s strategic alliance with 4C Security Solutions.  Rudana purchased 470,450 of our common shares at a purchase price of $2.00 per share, and 117,613 Warrants exercisable for the purchase of one share of our Company common stock at a purchase price of $0.25 per share.  On August 26, 2008, our Company and Rudana mutually agreed to rescind the March 2008 stock purchase and cancel the March 2008 warrants and converted the rescinded purchase price to a shareholder loan.  Since December 18, 2007 through the period covered by this Report, Rudana made an aggregate total of $1,539,175 in loans to our Company, including the conversion to a shareholder loan of the March 2008 stock purchase rescission.

Rudana has made certain private sales and open market share purchase transactions.  Upon review of its reports filed in accordance with Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder (the “Rules”), Rudana concluded that it had short-swing profit liability of $1,522,164.00 to our Company under Section 16 of the Exchange Act.  We have agreed to accept payment by Rudana for the Section 16 short-swing profit liability by reduction of our Company’s obligation to repay Rudana’s shareholder loans in the amount of such liability.  The outstanding principal amount of all shareholder loans repayable by our Company to Rudana after giving effect to the Section 16 short swing profit liability payments to our Company have therefore been reduced to $905,735 as of the period covered by this Report.

We have been advised by Rudana that it has made open market share purchases in accordance with Rule 10b-18 which provides a safe harbor from liability for manipulation under the Exchange Act solely by reason of the manner, timing, price, and volume of their repurchases when they repurchase the issuer's common stock in the market in accordance with the section's manner, timing, price, and volume conditions. As a safe harbor, compliance with Rule 10b-18 is voluntary.  To come within the safe harbor, however, Rudana’s repurchases must satisfy (on a daily basis) each of the section's four conditions. Failure to meet any one of the four conditions would remove all of Rudana’s repurchases from the safe harbor for that day.  All of the shares purchased in the open market by Rudana become control shares and cannot be sold except pursuant to registration or an available exemption from registration.  Rudana currently controls as of the date of this Report approximately seventy-five percent (75%) of the issued and outstanding stock of our Company.

Transactions Involving Prime Asset Finance Ltd.

We have entered into an agreement with Prime Asset Finance Ltd. (“PAF”), a U.K. company which is a wholly owned subsidiary of Rudana.  Under the terms of the agreement, PAF has assisted and advised us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  We agreed to pay an initial services fee of $250,000 to PAF as of August 1, 2008 and to continue to pay management services fees of $25,000 per month in respect of the management services.  As of the date of this report, all PAF fees have only been accrued and none have been paid.  In addition, PAF will be compensated in the amount of 5% of the total transaction value of any company acquired by us by merger or acquisition.  We believe that the services of PAF have been valuable to us with respect to inception of our operations and activities, particularly in regard to establishing our initial strategic alliances, recruiting our highly qualified senior management team and introducing us to prospective customers.

Prime Asset Finance Ltd. also has a management services agreement with 4C Security Solutions Limited, a company with whom we have established a strategic alliance and in whom we own approximately 19.8% of the issued and outstanding shares with options to acquire approximately 12.8% of additional common shares ..  Under the terms of its management agreement with 4C Security Solutions Limited, PAF has received compensation in respect of payments made by our Company to 4C Security Solutions in the amount of a commission of eight per cent (8%) of all such capital.  PAF has received approximately AUD $320,000 (approximately US $280,000) in commissions in respect of payments of AUD $4 million (approximately US $3.5 million) made by our Company to 4C Security Solutions in connection with the payments under our strategic alliance agreement with 4C Security Solutions.  PAF has also been issued options by 4C Security Solutions to purchase 4.5 million shares at a purchase price of AUD$ 0.10 per share and replacement options for previously issued options to purchase 7,714,286 shares at a reset purchase price of AUD $0.10 per share, in each case exercisable prior to December 31, 2013.  In addition, PAF is the owner of 40% of the issued and outstanding shares of 4C Satellites PTY Limited, an Australian Company and subsidiary of 4C Security Solutions which we intend to utilize as a platform for our satellites production business.  We have agreed with 4C Security Solutions to subscribe for 40% of the shares of 4C Satellites in consideration for a capital contribution (or other commercially reasonable means of financing) of AUD $14 million (approximately US $12.3 million).  Under the terms of the agreements between PAF and 4C Security Solutions, our equity capitalization of 4C Satellites would result in a commission payment to PAF of AUD $1.1 million (approximately US $985,000).  We have not yet made the equity payment to 4C Satellites and we are uncertain when we will have the financial resources to close the equity capitalization commitment.  Rudana and PAF have fully disclosed to us their respective agreements with 4C Security Solutions and its subsidiaries.  We have determined that the overall benefits to our business model and our long term plans are fair and reasonable to our shareholders.  We have therefore waived any conflicts in respect of the agreements of PAF.  The shareholders of 4C Security Solutions approved the share issuances and option grants to PAF on June 23, 2008.

Transactions Involving Dr. Riccardo Maggiora

On July 11, 2008, we entered into a license agreement with Dr. Riccardo Maggiora, our Chief Technology Officer and member of our Board of Directors (the “License Agreement”).  The License Agreement provides us with exclusive rights to proprietary high technology intellectual properties invented and/or developed by Dr. Maggiora, that we will further develop and offer to our customers.  These proprietary solutions include Electromagnetic Security (EMSEC) systems, Real Time Positioning System (RTPS), RADAR and GUIDAR Systems and Real Time Locating Systems (RTLS).  Under the terms of the License Agreement, we will pay to Dr. Maggiora a royalty commencing in the second year equal to one-half of one percent of the Company’s gross sales of products and services attributable to the licensed intellectual properties. We have also agreed to pay a minimum royalty of 250,000 Euros per year commencing in the second year of the Agreement notwithstanding the gross sales made by the Company.  We have the right to terminate the License Agreement at the first anniversary date of the agreement if we determine that the licensed intellectual properties are not commercially viable.

Dr. Riccardo Maggiora also serves as CEO of 4C Polito Space, a joint venture created as an Italian private stock company with 4C Satellites.  4C Satellites owns 75% of the equity interests in 4C Polito Space.  The Politecnico di Torino owns 17% of 4C Polito Space.  The remaining 8% of 4C Polito Space is owned by other parties, including Dr. Riccardo Maggiora, our Chief Technology Officer and member of our Board of Directors, who owns 2% of 4C Polito Space.  In addition, Dr. Maggiora serves as an Associate Professor of the Politecnico di Torino.  We expect to acquire 40% of the equity interests in 4C Satellites pursuant to the terms of our strategic alliance agreement with 4C Security Solutions.  We intend to utilize 4C Satellites as the platform to deploy our satellites program.  We have been advised by Dr. Maggiora of the potential for conflicts of interest in respect of his position at 4C Polito Space and his professorship at the Politecnico di Torino. We have reviewed and assessed the potential conflicts and we have determined that it is reasonable to waive the potential conflicts. Dr. Maggiora is compensated at a rate of 10,000 Euros (approximately USD $13,000) per month by 4C Polito Space.  The payments to Dr. Maggiora have been accruing since June 2008 and will be paid as and when 4C Controls makes sufficient payments to 4C Polito Space. Subsequent to the period covered by this Report, the 4C Controls subsidiary 4C SatImage entered into a management services agreement with 4C Polito Space which includes provisions for payments to be made by 4C SatImage to 4C Polito Space in consideration for performance of satellite development and management services.

Director Independence

As of the date of this Report we have four persons serving as Directors: Jean-Robert Martin, Dr. Riccardo Maggiora, Olivier de Vergnies and Dr. Augustine Fou.  Our Board of Directors has determined that Dr. Augustine Fou is independent and the other directors are not independent since they have employment affiliations with our Company.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule 4200(a)(15).

The Company’s Board of Directors currently has an Executive Committee, Audit Committee and Disclosure Committee.  Our Executive Committee consists of Jean-Robert Martin, Olivier de Vergnies and Dr. Augustine Fou.  Under our current Audit Committee charter and Disclosure Committee structure, both of these committees currently consist of the entire Board of Directors.  We intend to amend our audit committee charter so that the Audit Committee will consist solely of Independent Directors and operate in accordance with Nasdaq Marketplaces Rule 4350(d).  We intend to appoint two additional independent members of the Board of Directors who will serve on the Audit Committee.  We also intend to appoint an audit committee financial expert during the foreseeable future.  We compensate Dr. Fou for his services as an independent member of the Board of Directors at a rate of $24,000 per annum.  Dr. Fou also serves as an independent member of the Board of Directors of two other public companies in which Rudana is a majority shareholder at the same rate of compensation as our Company, but Dr. Fou has no relationships pertaining to his services which would compromise his independence as defined under Nasdaq Marketplaces Rules, Rule 4200(a)(15) and as determined by the Board of Directors.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2008 totaled $41,800.  The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2007 totaled $15,000.  The aggregate fees billed by Manning Elliot LLP, Charted Accountants, for professional services rendered for the quarterly review of the Company’s financial statements and for that portion of the audit of the Company’s annual financials statements for the fiscal year ended December 31, 2006 which was performed in the year ended December 31, 2007 totaled $10,625.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2008, and which are not disclosed in “Audit Fees” above, were $0.  The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2007, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2008 was $0.  The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2007 was $3,000.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2008, were $5,475.  The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2007, were $0.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.4	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated December 5, 2007, between Rudana Investment Group AG and Alexei Gavriline, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on December 18, 2007.

Exhibit 10.2
Subscription Agreement, by and between the Company and Rudana Investment Group AG, dated as of March 7, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on  May 15, 2008.

Exhibit 10.3
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of March 12, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4
Common Stock Purchase Warrant issued to Arimathea Limited, dated March 25, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 11, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.6
Director’s Agreement by and between the Company and Jean-Robert Martin, dated as of April 29, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.7
Director’s Agreement by and between the Company and Augustine Fou, dated as of April 30, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.8
Amended & Restated Securities Purchase Agreement by and between 4C Security Solutions Limited, 4C Satellites and BQT Security Systems Pty Ltd, dated as of May 1, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.9
Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.10	Form of Company Director’s Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.11
Employment Agreement by and between the Company and Olivier de Vergnies, dated July 1, 2008, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.12
Chief Technology Officer Services Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.13
License Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.14	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.15
Strategic Alliance Agreement, by and between the Company and Sire Contracting Company, incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.16
Form of Amendment No. 2 to 4C Controls Inc. Common Stock Purchase Warrant “A-1,” incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

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

4C CONTROLS INC.

By:	/s/ Anastasios Angeloglou
	Name:	Anastasios Angeloglou
	Title:	Principal Executive Officer

By:	/s/ Mathias Kaiser
	Name:	Mathias Kaiser
	Title:	Principal Financial Officer and Principal Accounting Officer

Dated:   April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name:	Olivier de Vergnies
Title:	Director
Dated:	April 15, 2009

/s/Augustine Fou
Name:	Dr. Augustine Fou
Title:	Director
Dated:	April 15, 2009

/s/ Riccardo Maggiora
Name:	Dr. Riccardo Maggiora
Title:	Director
Dated:	April 15, 2009

/s/ Jean-Robert Martin
Name:	Jean-Robert Martin
Title:	Director
Dated:	April 15, 2009

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.4	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated December 5, 2007, between Rudana Investment Group AG and Alexei Gavriline, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on December 18, 2007.

Exhibit 10.2
Subscription Agreement, by and between the Company and Rudana Investment Group AG, dated as of March 7, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on  May 15, 2008.

Exhibit 10.3
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of March 12, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4
Common Stock Purchase Warrant issued to Arimathea Limited, dated March 25, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 11, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.6
Director’s Agreement by and between the Company and Jean-Robert Martin, dated as of April 29, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.7
Director’s Agreement by and between the Company and Augustine Fou, dated as of April 30, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.8
Amended & Restated Securities Purchase Agreement by and between 4C Security Solutions Limited, 4C Satellites and BQT Security Systems Pty Ltd, dated as of May 1, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.9
Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.10	Form of Company Director’s Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.11
Employment Agreement by and between the Company and Olivier de Vergnies, dated July 1, 2008, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.12
Chief Technology Officer Services Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.13
License Agreement by and between the Company and Riccardo Maggiora dated July 10, 2008, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.14	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.15
Strategic Alliance Agreement, by and between the Company and Sire Contracting Company, incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.16
Form of Amendment No. 2 to 4C Controls Inc. Common Stock Purchase Warrant “A-1,” incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
4C Controls, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of 4C Controls, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and the period from inception (December 28, 2004) to December 31, 2008.  We did not audit the statements of operations and changes in stockholders’ equity of the Company from inception (December 28, 2004) to December 31, 2006 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4C Controls, Inc., (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 28, 2004) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 13, 2009

4C Controls Inc.
(A Development Stage Company)
Balance Sheets

	December 31	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$104,708	$6,313
Prepaid expenses and other current assets	43,097
Total Current Assets	147,805	6,313

Property & Equipment, net of accumulated depreciation of $957	14,343	-

Investment in and Advances to 4C Security Solutions, Ltd.	3,806,601	-

Total Assets	$3,968,749	$6,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accrued liabilities	$1,579,845	$74,392
Interest payable - related party	23,305	-
Loan payable - related party	1,539,175	-

Total Current Liabilities and Total Liabilities	3,142,325	74,392

Stockholders' Equity (Deficiency):
Common Stock, par value $.00001 per share 100,000,000 shares authorized, 44,649,990 issued and 44,179,540 outstanding at December 31, 2008 and 42,053,550 issued and outstanding at December 31, 2007	441	420
Additional paid in capital	13,428,602	99,147
Donated Capital	24,000	24,000
Treasury Stock, 470,450 shares at cost	(940,895)	-
Deficit accumulated during development stage	(5,867,715)	(191,646)
Deferred Compensation	(5,818,009)	-

Total Stockholders' Equity (Deficiency)	826,424	(68,079)

Total Liabilities and Stockholders' Equity (Deficiency)	$3,968,749	$6,313

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
Statement of Cash Flows

			Accumulated from
	For the Year ended		December 28, 2004
	December 31		(Date of Inception)
	2008	2007	to December 31, 2008

Operating Activities
Net loss	$(5,676,369)	$(93,677)	$(5,867,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Amoritzation of deferred compensation	1,081,991		1,081,991
Depreciation	957		957
Issuance of stock options	100,791		100,791
Donated Services			24,000
Impairment			5,000
Equity in loss of unconsolidated subsidiary	36,173		36,173
Change in operating assets and liabilities
Interest payable	23,305	-	23,305
Accrued expenses	1,505,453	73,987	1,579,845
Prepaid expenses and other current assets	(43,097)	29	(43,097)

Net Cash Used in Operating Activities	(2,970,796)	(19,661)	(3,058,750)

Investing Activities
Investments in 4C Security Solutions, Ltd.	(3,690,808)		(3,690,808)
Advances to 4C Security Solutions, Ltd.	(151,966)		(151,966)
Acquisition of Property and Equipment	(15,300)		(15,300)
Website development costs			(5,000)
Net Cash Used in Investing Activities	(3,858,074)	-	(3,863,074)

Financing Activities
Proceeds of Loan from related party	2,120,439		2,154,458
Repayments to a related party	-	(794)	(34,019)
Net proceeds from issuance of common shares	4,806,826	-	4,906,093

Net Cash Provided by (used in) Financing Activities	6,927,265	(794)	7,026,532

Increase (Decrease) in Cash	98,395	(20,455)	104,708
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	$104,708	$6,313	$104,708

See Notes to Financial Statements

Supplemental disclosure of cash flow information
Common Stock issued for deferred compensation	6,900,000	-	6,900,000
Profits from shareholder sales of stock capitalized to loan recievable	1,522,164	-	1,522,164
Treasury stock acquired through offset of loan to related party	940,895	-	940,895

4C Controls Inc.
(A Development Stage Company)
Statements of Operations

			Accumulated from
	For the Year ended		December 28, 2004
	December 31		(Date of Inception)
	2008	2007	to December 31, 2008

Revenue
Interest Income	$3,219	-	$3,219

Expenses
Director fees and expenses	320,882	-	320,882
Donated Services	-	-	24,000
General & Administrative	2,474,983	1,075	2,486,797
Interest - related party	52,621	-	52,621
Marketing and public relations	510,430	-	510,430
Professional fees	2,284,499	92,602	2,440,031
Equity in loss of unconsolidated subsidiary	36,173	-	36,173

Total expenses	5,679,588	93,677	5,870,934

Net Loss	$(5,676,369)	$(93,677)	$(5,867,715)

Net Loss Per Share	$(0.13)	$(0.00)

Weighted Average Shares Outstanding	43,253,646	42,053,550

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to December 31, 2008

								Deficit Accumulated
								During the
	Common Stock		Additional	Treasury Stock		Donated	Deferred	Development
	Shares	Par	Paid-in Capital	Shares	Value	Capital	Compensation	Stage	Total
		Value

Common stock issued for cash at $0.00001 per share	35,000,000	$350	$(300)		$-	$-	$-	$-	$50
Net loss for the period	-	-	-			-		(6,520)	(6,520)
Balance – December 31, 2004	35,000,000	$350	$(300)		$-	$-	$-	$(6,520)	$(6,470)
Common stock issued for cash at $0.10 per share	7,053,550	70	100,695						100,765
Shares issuance costs			(1,548)						(1,548)
Donated services						12,000			12,000
Net loss for the year								(48,442)	(48,442)
Balance – December 31, 2005	42,053,550	$420	$98,847		$-	$12,000	$-	$(54,962)	$56,305
Donated services						12,000			12,000
Net loss for the year								(42,707)	(42,707)
Balance – December 31, 2006	42,053,550	$420	$98,847		$-	$24,000	$-	$(97,669)	$25,598
Net loss for the year								(93,677)	(93,677)
Balance – December 31, 2007	42,053,550	$420	$98,847		$-	$24,000	$-	$(191,346)	$(68,079)
Issuance of Common Stock	1,596,440	16	4,806,810						4,806,826
Non cash compensation			100,791						100,791
Shareholder profits from sale of securities			1,522,164						1,522,164
Stock grant	1,000,000	10	6,899,990				(6,900,000)		-
Amortization of deferred compensation							1,081,991		1,081,991
Treasury stock acquired	(470,450)	(5)		470,450	(940,895)				(940,900)
Net loss for the year								(5,676,369)	(5,676,369)
Balance – December 31, 2008	44,179,540	$441	$13,428,602	$ 470,450	$(940,895)	$24,000	$(5,818,009)	$(5,867,715)	$826,424

See Notes to Financial Statements

4C CONTROLS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – BUSINESS DESCRIPTION

Organization and Business Description

4C Controls Inc. (the “Company”) was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standard No. 7, “Development Stage Companies”.  On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company, controlling approximately 66% of the issued and outstanding shares of the Company’s common stock.  On February 12, 2008, the Company changed its name from Amecs, Inc. to 4C Controls Inc.  The Company’s business plan focuses on offering cutting edge satellites, Synthetic Aperture Radar (SAR) and high resolution optical satellite images, and integrated high technology security, surveillance and access control solutions.  During the year ended December 31, 2008, the Company has been refining its business plan, recruiting its management team, and establishing strategic alliances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents.  The carrying amounts approximate fair market value because of the short maturity.

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

Property and Equipment

Property and equipment consisting of office furniture and equipment, is stated at cost and are depreciated over their estimated useful life (seven years), using the straight line method. Maintenance and repairs are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Long-lived assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The fair values of cash, prepaid expense, accrued liabilities and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computed Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock based compensation

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

Other comprehensive income

SFAS No. 130, “Reporting Comprehensive Income/(Loss)”, establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.  As of December 31, 2008 and 2007, the Company has no items that represent comprehensive income.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160).  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity.  In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008.  Accordingly, the Company will adopt SFAS No. 160 in fiscal year 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities.  This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company in 2009.  The Company is currently assessing the potential impact of SFAS 161 on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company.  As of December 31, 2008, the Company has an accumulated deficit of $5,867,715.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

On December 18, 2007, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of January 2, 2008.  The stock dividend was paid on January 4, 2008.  Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date.  Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock.  The statement of Stockholders’ Equity and per share amounts have been retroactively adjusted to reflect the historical impact of the stock dividend.

On March 7, 2008, Rudana purchased 470,450 shares of common stock at a purchase price of $2.00 per share, and received 117,613 warrants exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.25 per share. On August 26, 2008 the Company and Rudana mutually agreed to rescind the March 2008 stock purchase and cancel the March 2008 warrants. In addition, the original purchase price was converted to a shareholder loan.

It was determined that Rudana had entered into transactions that resulted in a short-swing profit liability under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder of $1,522,164. The company agreed to accept payment from Rudana for the Section 16 short-swing profit liability by reduction of the Company’s obligations to repay loans due to Rudana.

NOTE 5 - INVESTMENT IN FCS SOLUTIONS LTD.

As of December 31, 2008, the Company had made a cumulative investment of $3,690,808 (AUD $4,000,000) into 4C Security Solutions Limited (“FCS”), an Australian company, formerly known as BQT Solutions Limited (“BQT”) in consideration for 12,800,000 ordinary shares of FCS representing approximately 19.8% of the issued and outstanding shares of FCS.  The Company was also awarded 9,500,000 options with a strike price of AUD $0.10 and an expiration date of December 31, 2013.

In addition, the Company advanced $151,966 to a subsidiary of FCS Solutions, which amount is included in Investment in and Advances to FCS Solutions on the accompanying Balance Sheet at December 31, 2008.

FCS is an Australian public company specializing in access control systems, biometric and smart card readers, CCTV, cameras and customized developments for selected clients. FCS’s strategy is to diversify and expand its activities in the security and surveillance technology sector. FCS intends to focus on commercializing its SMAX access control system and support sales of existing company technologies of biometrics, smart card readers, CCTV cameras and customized solutions for selected key clients. The SMAX Access Control Management System is a sophisticated, intelligent and cost effective security application that provides movement and access controls within a facility.

The investment in FCS is accounted for using the equity method of accounting.  Summarized financial information for the investment in FCS, assuming a 100% ownership interest, is as follows (in U.S. Dollars):

BALANCE SHEET
December 31, 2008
Current assets	$2,777,443
Non-current assets	1,468,520
Current liabilities	1,951,306

STATEMENT OF OPERATIONS
from September 22, 2008 to December 31, 20008
Revenues	$1,296,020
Gross profit	1,010,945
Net loss	72,749

NOTE 6 - RELATED PARTY TRANSACTION

As of December 31, 2008, Rudana, the Company’s majority shareholder and companies controlled by Rudana had loaned the Company $1,539,175. The funds were used by the Company for general corporate use and for financing its strategic alliance investment obligations in FCS Solutions Limited.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand. Interest expense related to this loan was $52,621 for the year ended December 31, 2008.

The Company has a management service agreement with Prime Asset Finance Ltd., a UK company which is a wholly owned subsidiary of Rudana, to assist the Company in advising and developing  its strategic plans. The agreement provides for an initial service fee of $250,000, which is being amortized over the three year life of the agreement, and (a) a monthly management fee of $25,000, (b) a fee equal to 5% of the total value of each transaction involving mergers, acquisitions, and divestitures by the Company or any of its subsidiaries, and (c) a fee equal to 8% of the total value of each customer sales contracts, contractor and sub-contractor agreements with the Company.  The company has recorded an expense of $127,778 relating to this agreement during the year ended December 31, 2008, which is included in professional fees on the Statement of Operations for the year ended December 31, 2008, and is included in Accrued Liabilities on the accompanying Balance Sheet at December 31, 2008.

NOTE 7 – EMPLOYEE OPTION GRANT

On June 11, 2008 the Company granted an option to purchase ten thousand (10,000) shares of the Company’s common stock to each of seven officers and directors of the Company and its subsidiaries at an exercise price of $5.10 per share.  This purchase price was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the grant.  Using the Black Scholes options pricing model, the options were valued at $1.06 per share.  The total options granted valuation on June 11, 2008 was $74,200.

On August 22, 2008 the Company appointed Major General Khalid Abdulla Mabarak Al Buainain, Commander & Chief of UAE Air Force and Air Defense (Ret.), as Vice President for Middle East Military and Defense Security.  The Company and Major General Khalid have agreed that Major General Khalid will be receive the following compensation: (i) $5,000 per month; (ii) stock options to purchase 500,000 shares of the Company’s common stock at an exercise price per share of $1.64; and (iii) a commission equal to three percent (3%) of the total sales price collected by the Company on any sales of the Company’s products to any individual or entity which Major General Khalid shall (a) initially introduce the Company to, and (b) which sales Major General Khalid shall facilitate as the Company may reasonably request. Major General Khalid will perform his services in the United Arab Emirates.  Using the Black Scholes options pricing model, the options were valued at $0.33 per share.  The total options granted valuation on August 22, 2008 was $165,859. See note 10.

  The fair value was estimated based on the following assumptions:

Risk-free rate	1.5% - 2.33%
Expected volatility	50%
Expected life	1 Year
Dividend yield	-

NOTE 8 – INCOME TAXES

The Company has available $5,575,000 of net operating loss carryforwards available to offset future taxable income, if any.  These carryforwards expire in the year 2024.

The Company has a deferred tax asset of approximately $2,200,000 relating to available net operating loss carryforwards for which a full valuation allowance has been provided.  Utilization of the net operating loss carry forwards will be limited due to the change in control referred to in Note 1.

NOTE 9 – CHIEF TECHNOLOGY OFFICER SERVICE AGREEMENT

On July 11, 2008, the Company entered into a Chief Technology Officer Services Agreement (the “Services Agreement”) and license agreement with Dr. Riccardo Maggiora.

Under the Services Agreement, Dr. Maggiora has agreed to serve as Chief Technology Officer for a three year period.  Dr. Maggiora has agreed to devote such time to his work as Chief Technology Officer as he deems reasonably necessary, with the Company acknowledging that Dr. Maggiora serves as an Assistant Professor at Politechnico di Torino and shall continue such service, and therefore the Company agrees that his services shall be rendered on a part-time basis.  In consideration for services rendered to the Company, Dr. Maggiora has been issued one million shares of the Company’s common stock.  The Services Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.  All discoveries and works made or conceived by Dr. Maggiora while working on Company matters which are not subject to intellectual property interests of any third parties, that relate to the Company’s present or anticipated activities, or are used or useable by the Company, shall be governed by the License Agreement described below.  Either the Company or Dr. Maggiora may terminate the Services Agreement, with or without cause, upon ten days notice to the other party.

Under the License Agreement, the Company acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems (collectively, the “Acquired Technologies”).  The License Agreement has granted to the Company the right to file patents on the Acquired Technologies, and all improvements and related know-how.  The Company shall pay to Dr. Maggiora a royalty of one-half percent of sales of products related to the Acquired Technologies which are sold by the Company or any sublicensee.  Starting in the second year of the License Agreement, there will be a minimum royalty payment to Dr. Maggiora of 250,000 Euros per year.  The License Agreement includes rights to sublicense all of the Acquired Technologies.  The term of the Agreement is three years and shall automatically renew for subsequent three year periods, unless for any reason the Company gives notice of non-renewal.  The Company has also reserved the right to terminate the License Agreement after one year.  The License Agreement may not be terminated by Dr. Maggiora except in the event of a breach of the Agreement by the Company which has not been cured within ninety days of notice of any breach.  Dr. Maggiora has agreed to provide reasonable support and technical assistance during the term of the License Agreement with respect to the Company’s use of the Acquired Technologies and exercise of the Company’s rights under the License Agreement.

NOTE 10 – SUBSEQUENT EVENTS

On February 24, 2009, the Company entered into a new Executive Services Agreement with General Khalid Abdulla Mabarak Al Buainain regarding his service as the Company’s Vice President for Middle East Military and Defense Projects.  The new agreement completely supersedes and replaces all terms and conditions of the August 2008 agreement.  The 2009 Executive Services Agreement has a term of two years.  Pursuant to the Executive Services Agreement, General Khalid will receive (i) a salary of 220,000 Euros per year; (ii) a stock grant equal of 750,000 shares of the Company’s common stock (the “4C Controls Shares”); (iii) ten percent (10%) of the equity shares of the Company’s partially-owned subsidiary 4C Gulf Earth Observation Center (the “4C GEOC Shares”); and (iv) ten percent (10%) of the equity shares of the 4C GulfSatellites program (the “GulfSatellites Shares”).   The 4C Controls Shares, the 4C GEOC Shares and the GulfSatellites Shares shall be issued in the name of General Khalid and placed into Company escrow for release to General Khalid after two years from the date of the Executive Services Agreement.  In the case of the 4C GEOC Shares, release from escrow shall also require the condition precedent that there be revenues received by the Company from sales of ten (10) satellite images per day by 4C GEOC attributable to introductions to customers made by General Khalid.  In the case of the GulfSatellites Shares, release from escrow shall also require the provision of a financial asset and/or technological participation (direct or indirectly through a third party), or investment or viable economic off-take agreement equivalent to the value of ten percent equity interest in GulfSatellites.  If General Khalid achieves his performance commitments before the two year escrow period has lapsed, all of the shares shall be released immediately to General Khalid.

On March 12, 2009, effective as of February 5, 2009 the Company entered into a three year employment agreement (the “Employment Agreement”) with Mr. Anastasios Angeloglou regarding his service as the Company’s Chief Executive Officer.  Pursuant to the Employment Agreement, Mr. Angeloglou will receive (i) a base salary of 400,000 Euros (approximately U.S. $520,000) per year; (ii) contributions to a pension fund in the amount of 108,000 Euros (approximately U.S. $140,000) for the first year of service and 35,000 Euros (approximately U.S. $46,000) for each of the second and third years of service; (iii) an annual bonus to be granted on the basis of obtaining certain performance benchmarks; (iv) reasonable education of costs for Mr. Angeloglou’s children and other benefits.

The Company has also entered into two related agreements with 4C Security Solutions Limited (“4C Security Solutions”).

The Company entered into a Provision of Services Agreement with 4C Security Solutions dated as of February 5, 2009, pursuant to which the Company agreed to pay a monthly fee to 4C Security Solutions for the use of certain 4C Security Solutions’ staff.  This agreement terminates on June 30, 2011.  The Company entered into a second Provision of Services Agreement with 4C Security Solutions dated as of February 5, 2009, pursuant to which 4C Security Solutions agreed to pay a monthly fee to the Company for the shared, part-time allocation of services by the Company’s Chief Executive Officer, Anastasios Angeloglou.  Pursuant to this agreement, Mr. Angeloglou serves as the Chief Executive Officer of 4C Security Solutions as well as the Company.  Mr. Angeloglou allocates approximately twenty eight hours per month to the business of 4C Security Solutions.  This agreement terminates on June 30, 2011.