Form 10-Q
period 2009-03-31
4C Controls Inc
filed 2009-05-22
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

As of May 18, 2009, the Issuer had 44,179,540 shares of its Common Stock outstanding.

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

PART I       FINANCIAL INFORMATION

4C Controls Inc.
(A Development Stage Company)
Balance Sheets

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$2,016,619	$104,708
Prepaid expenses and other current assets	38,527	43,097
Total Current Assets	2,055,146	147,805

Property & Equipment, net of accumulated depreciation of $1185 and $957	14,115	14,343

Investment in and Advances to 4C Security Solutions, Ltd.	3,730,663	3,806,601

Total Assets	$5,799,924	$3,968,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accrued liabilities	$2,627,933	$1,579,845
Interest payable - related party	52,708	23,305
Loan payable - related party	1,525,592	1,539,175

Total Current Liabilities and Total Liabilities	4,206,233	3,142,325

Stockholders' Equity (Deficiency):
Common Stock, par value $.00001 per share
100,000,000 shares authorized,
44,649,990 issued and 44,179,540 outstanding at March 31, 2009
and December 31, 2008	441	441
Additional paid in capital	13,488,198	13,428,602
Donated Capital	24,000	24,000
Treasury Stock, 470,450 shares at cost	(940,895)	(940,895)
Deficit accumulated during development stage	(7,716,245)	(5,867,715)
Deferred Compensation	(5,243,008)	(5,818,009)

Total 4C Controls Stockholders' Equity (Deficiency)	(387,509)	826,424

Non Controlling Interest in Subsidiaries	1,981,200	-

Total Equity	1,593,691	826,424

Total Liabilities and Stockholders' Equity (Deficiency)	$5,799,924	$3,968,749

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Statements of Operations

			Accumulated from
			December 28, 2004
	For the Three Months Ended March 31		(Date of Inception)
	2009	2008	to March 31, 2009

Revenue
Interest Income	$-	-	$3,219

Expenses
Director fees and expenses	112,439	6,000	433,322
Donated Services	-	-	24,000
General & Administrative	981,739	50,396	3,463,535
Interest - related party	29,403	-	82,024
Marketing and public relations	137,596	-	653,025
Professional fees	511,416	119,723	2,951,447
Equity in loss of unconsolidated subsidiary	75,937	-	112,111

Total expenses	1,848,530	176,119	7,719,464

Net Loss	$(1,848,530)	$(176,119)	$7,716,245

Net Loss Per Share	$(0.04)	$(0.00)

Weighted Average Shares Outstanding	44,179,540	42,173,766

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to March 31, 2009								Deficit
								Accumulated
								During the
	Common Stock		Additional	Treasury Stock		Donated	Deferred	Development
	Shares	Par	Paid-in Capital	Shares	Value	Capital	Compensation	Stage	Total
		Value

Common stock issued for cash at $0.00001 per share	35,000,000	$ 350	$ (300)		$ -	$ -	$ -	$ -	$ 50
Net loss for the period	-	-	-			-		(6,520)	(6,520)
Balance - December 31, 2004	35,000,000	$ 350	$ (300)		$ -	$ -	$ -	$ (6,520)	$ (6,470)

Common stock issued for cash at $0.10 per share	7,053,550	70	100,695						100,765
Shares issuance costs			(1,548)						(1,548)
Donated services						12,000			12,000
Net loss for the year								(48,442)	(48,442)
Balance - December 31, 2005	42,053,550	$ 420	$ 98,847		$ -	$ 12,000	$ -	$ (54,962)	$ 56,305
Donated services						12,000			12,000
Net loss for the year								(42,707)	(42,707)
Balance - December 31, 2006	42,053,550	$ 420	$ 98,847		$ -	$ 24,000	$ -	$ (97,669)	$ 25,598
Net loss for the year								(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	$ 420	$ 98,847		$ -	$ 24,000	$ -	$ (191,346)	$ (68,079)
Issuance of Common Stock	1,596,440	16	4,806,810						4,806,826
Non cash compensation			100,791						100,791
Shareholder profits from sale of securities			1,522,164						1,522,164
Stock grant	1,000,000	10	6,899,990				(6,900,000)		-
Amortization of deferred compensation							1,081,991		1,081,991
Treasury stock acquired	(470,450)	(5)		470,450	(940,895)				(940,900)
Net loss for the year								(5,676,369)	(5,676,369)
Balance - December 31, 2008	44,179,540	$ 441	$ 13,428,602	$ 470,450	$ (940,895)	$ 24,000	$ (5,818,009)	$ (5,867,715)	$ 826,424
Non cash compensation			59,596						59,596
Amortization of deferred compensation							575,001		575,001
Net loss for the period								(1,848,530)	(1,848,530)
Balance - March 31, 2009	44,179,540	441	13,488,198	470,450	(940,895)	24,000	(5,243,008)	(7,716,245)	(387,509)

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Statement of Cash Flows

			Accumulated from
	For the Three		December 28, 2004
	Months Ended March 31		(Date of Inception)
	2009	2008	to March 31, 2009

Operating Activities
Net loss	$(1,848,530)	$(176,119)	$(7,716,245)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amoritzation of deferred compensation	575,001	-	(5,243,008)
Depreciation	229	-	1,185
Issuance of stock options	59,596	-	160,387
Donated Services	-	-	24,000
Impairment	-	-	5,000
Equity in loss of unconsolidated subsidiary	75,938	-	112,111
Change in operating assets and liabilities	-	-	-
Interest payable	29,403	-	52,708
Accrued expenses	1,034,503	(612)	2,621,547
Prepaid expenses and other current assets	4,571	-	(38,526)

Net Cash Used in Operating Activities	(69,289)	(176,731)	(10,020,841)

Investing Activities
Investments in 4C Security Solutions, Ltd.	-	(940,900)	(3,690,808)
Advances to 4C Security Solutions, Ltd.	-	-	(151,966)
Acquisition of Property and Equipment	-	-	(15,300)
Website development costs	-	-	(5,000)
Net Cash Used in Investing Activities	-	(940,900)	(3,863,074)

Financing Activities
Proceeds of Loan from related party	-	196,256	1,531,977
Repayments to a related party	-	-
Net proceeds from issuance of common shares	-	940,900	12,387,357
Proceeds from Minority Interest	1,981,200	-	1,981,200

Net Cash Provided by (used in) Financing Activities	1,981,200	1,137,156	15,900,534

Increase (Decrease) in Cash	1,911,911	19,525	2,016,619
Cash- Beginning of Period	104,708	6,313	-

Cash - End of Period	$2,016,619	$25,838	$2,016,619

See Notes to Financial Statements

Supplemental disclosure of cash flow information
Common Stock issued for deferred compensation	-	-	6,900,000
Profits from shareholder sales of stock capitalized to loan recievable	-	-	1,522,164
Treasury stock acquired through offset of loan to related party	-	-	940,895

4C CONTROLS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – ORGANIZATION AND BUSINESS DESCRIPTION

4C Controls Inc. (the “Company”) was incorporated in the State of Nevada on December 28, 2004 and is a development stage company as defined by Statement of Financial Accounting Standard No. 7, “Development Stage Companies”.  On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company, controlling approximately 66% of the issued and outstanding shares of the Company’s common stock.  On February 12, 2008, the Company changed its name from Amecs Inc. to 4C Controls Inc.  The Company’s business plan focuses on offering cutting edge earth observation solutions, including Synthetic Aperture Radar (SAR) and high resolution optical satellite images, and integrated high technology security, surveillance and access control solutions.  During the quarter-ended March 31, 2009, the Company has been refining its business plan, recruiting its management team, and establishing strategic alliances.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock based compensation

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”.  In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).  The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value.  Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Other comprehensive income

 SFAS No. 130, “Reporting Comprehensive Income/(Loss)”, establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.  As of March 31, 2009 and December 31, 2008, the Company has no items that represent comprehensive income.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement became effective prospectively, except for certain retrospective adjustments to deferred tax balances, January 1, 2009.  The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160).  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity.  In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement became effective prospectively, except for certain retrospective disclosure requirements, January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities.  This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.  SFAS 161 was adopted by the Company January 1, 2009.  The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company.  As of March 31, 2009, the Company has an accumulated deficit of $7,716,245, has a working capital deficiency of $1,747,281 and has not generated any revenue since its inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - STOCKHOLDERS’ EQUITY

On December 18, 2007, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of January 2, 2008.  The stock dividend was paid on January 4, 2008.  Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date.  Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,007,650 shares of Company common stock to 42,053,550 shares of common stock.  The Company retained the current par value of $0.00001 per share for all common shares. The statement of Stockholders’ Equity and per share amounts have been retroactively adjusted to reflect the historical impact of the stock dividend.  We have entered into financing arrangements which may result in the issuance of warrants to the financing company.  See Note 10.

NOTE 6 - INVESTMENT IN 4C SECURITY SOLUTIONS LTD.

As of December 31, 2008, the Company had made a cumulative investment of $3,690,808 (AUD $4,000,000) into 4C Security Solutions Limited (“FCS”), an Australian company, formerly known as BQT Solutions Limited, in consideration for 12,800,000 ordinary shares of FCS representing approximately 19.8% of the issued and outstanding shares of FCS.  The Company was also granted 9,500,000 options with a strike price of AUD $0.10 and an expiration date of December 31, 2013.  FCS is an Australian public company specializing in access control systems, biometric and smart card readers, CCTV, cameras and customized developments for selected clients. FCS’s strategy is to diversify and expand its activities in the security and surveillance technology sector. FCS intends to focus on commercializing its SMAX access control system and support sales of existing company technologies of biometrics, smart card readers, CCTV cameras and customized solutions for selected key clients. The SMAX Access Control Management System is a sophisticated, intelligent and cost effective security application that provides movement and access controls within a facility. In addition, the Company advanced $151,966 to a subsidiary 4C Security Solutions, which amount is included in investments and advances to 4C Security Solutions on the accompanying Balance Sheets.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2009, Rudana the Company’s majority shareholder and companies controlled by Rudana has advanced several loans to the Company with a cumulative balance at the end of the reporting period of [$1,525,592]. The funds were used by the Company for general corporate purposes and for financing its strategic alliance investment obligations in FCS.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand. Interest expense related to these loans aggregated $29,403 and nil for the three months ended March 31, 2009 and 2008, respectively.

The Company has a management service agreement with Prime Asset Finance Ltd., a UK company which is a wholly owned subsidiary of Rudana, to assist the Company in advising and developing  its strategic plans. The agreement provides for an initial service fee of $250,000, which is being amortized over the three year life of the agreement, and (a) a monthly management fee of $25,000, (b) a fee equal to 5% of the total value of each transaction involving mergers, acquisitions, and divestitures by the Company or any of its subsidiaries, and (c) a fee equal to 8% of the total value of each customer sales contracts, contractor and sub-contractor agreements with the Company.  The Company has recorded an expense of $171,455 relating to this agreement during the three months ended March 31, 2009, which is included in professional fees on the Statement of Operations for the three months ended March 31, 2009, and is included in Accrued Liabilities on the accompanying Balance Sheet at March 31, 2009.  The Company has recorded total expenses of $299,233 from inception through March 31, 2009 relating to this Agreement.  As of the date of his Report the Company has not yet paid any amounts due in respect of the management service agreement and all such amounts have only been accrued.

NOTE 8 – COUNTERPARTY RISKS

The Company is exposed to counterparty risks in respect of financing the Company’s business plan, and risks related to prospective service partners and clients of the Company and its operating subsidiaries. The Company has entered into agreement with e-GEOS, a joint venture between Italian Space Agency (ASI) and Telespazio, to sell satellite images from the COSMO-SkyMed satellite constellation in exclusive Company markets.  The Company is exposed to risks that it may not be able to pay the minimum payments due as required under the e-GEOS agreement as well as risks that e-GEOS may not be able to perform in regard to delivery of the satellite images for Company customers in accordance with the agreement.  The Company previously commissioned a business plan and business case study by an outside consultant with respect to satellite construction and sales (the “Consultant Plan”).  The Company is preparing to execute and implement the Consultant Plan.  The Company equity capitalization amounts to be raised by Synergy are tied to the Consultant Plan.  The Company has commenced marketing efforts to sell and/or lease capacity on its proprietary Synthetic Aperture Radar (“SAR”) satellites.  The Company has been in negotiations with Thales Alenia Space (Italy) with respect to negotiating the prime contractor agreement for construction of the satellites.  The Company believes that the negotiations with Thales Alenia Space are nearing completion.  Synergy must introduce the Company to sufficient capital resources in order for the Company to implement the Consultant Plan and to engage Thales Alenia Space as prime contractor.  Prior to closing any investments resulting from introductions, the Company will be exposed to counterparty risk with respect to investment commitments introduced to the Company through Synergy.  The Company will also be exposed to counterparty risk with respect to any agreement with Thales Alenia Space (and indirectly, to the subcontractors of Thales Alenia Space).

Additional risks are detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

NOTE 9 – INCOME TAXES

The Company has available $7,200,000 of net operating loss carryforwards available to offset future taxable income, if any.  These carryforwards expire in the year 2024.

The Company has a deferred tax asset of approximately $2,800,000 relating to available net operating loss carryforwards for which a full valuation allowance has been provided.  Utilization of the net operating loss carry forwards will be limited due to the change in control referred to in Note 2.

NOTE 10 – FINANCING ACTIVITIES

We have entered into an agreement with Synergy Investments & Finance Holding Limited (“Synergy”) formerly known as Arimathea Limited, to assist us to raise capital.  In consideration for assisting us to raise equity and debt capital, we issued a warrant to Synergy. On May 29, 2008, the Company amended the warrant (the “First Amended Warrant”).  The Company and Synergy subsequently agreed to amend the Warrant again (the “Second Amended Warrant”).  The Second Amended Warrant has an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to the following: (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the original exercise price of $3.45 per share, which was the closing publicly traded market price of the Company’s common stock on March 25, 2008, the date immediately preceding the date of grant of the original warrant.  Under the formulation, the maximum number of shares that may be purchased under the Second Amended Warrant is approximately one million shares of Company restricted common stock at a purchase price of $3.45 per share (the exercise price of the original warrant), assuming the Company raises $70 million attributable to introductions made by Synergy. Under the terms of its warrant, Synergy will not be permitted to exercise and own more than 4.9% of the Company’s Common Stock at any given time. The Synergy Warrant does not contain any call provisions and there is no obligation on the part of Synergy to exercise its warrant at any time. As a result of the contingent nature of the vesting of the Synergy warrant, no expense has been recognized.  Synergy has not yet raised any funds for the Company and we cannot guarantee that Synergy will be successful in assisting us to raise capital for our operations.  As of the date of this Report, no warrants have been issued to Synergy. No firm commitments regarding performance have been made by Synergy.  All other terms and conditions of the original warrant remain the same.  The Company’s Agreement with Synergy is nominally for a period of three years, however, the Agreement may be terminated prior to that period so long as the Company compensates Synergy for any introductions of capital which are attributable to Synergy.  The parties have agreed that neither the original Warrant nor the First Amended Warrant vested and no portion of the Second Amended Warrant has yet vested.  Performance in respect of the terms of the Second Amended Warrant have not been met, so there has not been an accounting event that would require valuation.

NOTE 11 – EMPLOYEES

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the period covered by this Report, ITIGROUP Corporation, an international logistics and software security group, became a 5% shareholder and strategic alliance partner of 4C SatImage Ltd., a subsidiary 4C Controls Inc.

Subsequent to the period covered by this Report, the Company has decided to scale down some activities and concentrate the Company’s efforts on certain projects which are expected to have accelerated rates of return on investment – sales of Satellite Images through strategic alliances, business development of integrated security systems and solutions for residential projects (through our 4C Systems Engineering Limited majority owned subsidiary) and ID systems and solutions (through our 4C ID Systems Limited majority owned subsidiary).  The Company has also decided to take a hiatus from the development of the Specialized & Proprietary Security Products until the achievement of key milestones in the Satellite Imagery and Integrated Security Systems & Solutions.

*           *

*

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

Our trading symbol on the over-the-counter bulletin board is FOUR.

Plan of Operations

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

The Company has developed a strategic vision to enter into the niche markets described below. During the quarter ended March 31, 2009 and through the date of this Report, we have been refining our business plan, restructuring our businesses operations, recruiting our management team, establishing strategic alliances and joint ventures, and achieving a number of important milestones.

As a result of recent restructuring of our business operations by the Company’s new Chief Executive Officer and management team subsequent to the period covered by this Report, the Company has decided to focus on the following three areas of operation and market sectors:

1.	Satellite Imagery Infrastructure, Sales & Support;

2.	Integrated Systems Security and Surveillance Solutions; and

3.	ID Systems and Solutions.

1. Satellite Imagery Infrastructure, Sales & Support

The Company is positioning itself to commence generating revenues during the second half of 2009 through the sale of SAR satellite images under our Strategic Alliance and Distribution Agreement with e-GEOS, S.p.A .(a joint-venture between the Italian Space Agency (ASI) and Telespazio S.p.A, a Finmeccanica/Thales company), and though the sale of integrated security & surveillance solutions.  Under the terms of our agreement with e-GEOS, we may commence sales and distribution of SAR satellite images through the existing e-GEOS delivery infrastructure.  During the first quarter of 2009, we have initiated establishing a strategic alliance network of sales offices throughout the Middle East and Africa, starting with the Gulf Cooperation Council (GCC) and North African regions, to commence our marketing and sales program to governments and commercial end-users of the SAR images.  We believe that our strategic alliance approach to marketing our products and services will facilitate access to key regional decision makers and advisers of prospective customers to create a strong foundation for generating revenues commencing in the second half of 2009.

Strategic Alliance and Distribution Agreement with e-GEOS

On January 27, 2009, we signed our Strategic Alliance and Distribution Agreement with e-GEOS.  The Italian Space Agency has developed in cooperation with the Italian Ministry of Defense a constellation of four satellites that will serve both civil and military purposes (“Cosmo-SkyMed”).  The Strategic Alliance and Distribution Agreement grants exclusive rights to us for distribution of Cosmo Sky-Med satellite constellation images in certain countries of the Middle East and North Africa (MENA) and South East Asia.  The e-GEOS agreement also provides the Company with the right to distribute Cosmo-SkyMed products on a non-exclusive basis in substantially all other African countries.  The exclusive distribution rights include worldwide sales of substantially all satellite images taken over the exclusive territory countries as well as substantially all worldwide e-GEOS satellite images and products which are sold within the exclusive territory countries.  We expect to commence construction of our satellite-data direct receiving station in Abu Dhabi (UAE) during the fourth quarter of 2009 and we will endeavor to have the satellite direct receiving station fully operational in the first quarter of 2010.

Prior to the operation of our direct receiving station, we will use the existing infrastructure of e-GEOS for worldwide sales and distribution of SAR satellite images.  Our rights under the e-GEOS Agreement for sales and distribution of satellite images require substantial minimum annual payments to e-GEOS.  In addition, we must pay for the significant costs of building and maintaining the satellite direct receiving ground station.  We believe that our strategic alliance sales and marketing program, coupled with new investors, will facilitate sufficient sales of satellite images for coverage of the minimum annual payments required to e-GEOS and cover the costs of building and maintaining the direct receiving station.  We expect to commence generating revenues under our Strategic Alliance and Distribution Agreement with e-GEOS during the second half of 2009.  We will deploy our operations under the e-GEOS Agreement through 4C Satimage Ltd., a 51% majority-owned operating subsidiary.  The minority partners in 4C Satimage Ltd. are strategic alliance partners and strategic investors.

4C Gulf Earth Observation Center (4C GEOC) – Creation of the first Direct Receiving Station (DRS) in United Arab Emirates

On February 24, 2009, we announced our plans to build a 10,000 square meter high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC).  We are planning for the facility to host an earth observation satellite data direct receiving station (DRS) and offer university level courses in space engineering held in cooperation with Politecnico di Torino, one of the leading scientific research institutions in Europe.  We expect to finance the 4C GEOC together with equity investments of Hydra Trading LLC (Abu Dhabi) and other strategic investors from the United Arab Emirates. Our strategic alliance partner Hydra Trading is a subsidiary of the PAL Group and a part of the Royal Group of Companies, one of the largest investment companies in the Middle East and Africa.  Hydra Trading is primarily focused on supplying security and armaments equipment to both civilian and military sectors.  We expect to own approximately 50% of the equity interests in the 4C GEOC.  While we have agreed in principal to proceed with Hydra Trading on the development of 4C GEOC, we are finalizing the terms and conditions under which the Company and its partners will be committing to this project.  We have begun our efforts to raise significant capital to proceed with the development of the 4C GEOC.  We expect the strategic alliance shared costs and partnering structure to facilitate commencement of the realization of the 4C GEOC towards the end of 2009 and into 2010. We expect the 4C GEOC to serve as a significant marketing and distribution platform for sales of our satellite images in the Middle East and North Africa (MENA) region.  Our strategic alliance interests in 4C GEOC will be held through our majority-owned subsidiary 4C Satimage Ltd.

During the period covered by this Report, the Company finalized the selection of the 4C GEOC location and obtained clearance with respect to technical requirements for installing the DRS antennas and related systems.  The Company has commenced the procedures to obtain the final license with local authorities in Abu Dhabi.  The 4C GEOC is expected to be operative in June 2009.

4C High Resolution "GulfSatellites" Satellite Program

We plan to offer an innovative solution to improve the Earth observation applications with our "GulfSatellites" program.  GulfSatellites is an Earth Observation System (EOS) expected to consist of four high resolution SAR satellites ("GulfSAR 1, 2, 3 & 4") which will be devoted to security applications, maritime management, risk management, environmental protection, geology, cartography and planning.  The Area of Interest (AOI) has been defined as the region with latitude ranging from 43° S to 43° N. The program is expected to include two high resolution optical satellites as well as the four SAR satellites.  For purposes of capitalizing the GulfSatellites program, we expect several institutions and organizations from the Gulf Cooperation Council region (GCC) to participate as equity investors in the GulfSatellites program.  On February 24, 2009, we have entered into a services agreement with the General Khalid Abdulla Mabarak Al Buainain who is the Company’s Vice President for Middle East Military and Defense Projects, which includes his assistance in respect to commercialization of the GulfSatellites program. This service agreement is being presented in details in the caption Employees below. This program is still under development and we do not have significant advancement that should be reported at the date of this report.

Strategic Alliance with 4C Security Solutions Limited and 4C Satellites Limited

Through our strategic alliance with 4C Security Solutions Limited and its subsidiary 4C Satellites Limited, we are planning to create a platform for developing our satellites program.  4C Security Solutions Limited has undertaken a major restructuring last year and expects to be on track with its plans for improvement of bottom line performance, new customers acquisition in Australia, Gulf Cooperation Council (GCC) and the United States, and completion of its access control product portfolio with its SmaX product.  We currently own 19.8% of 4C Security Solutions Limited.  Under our agreement with 4C Security Solutions, we have also been issued options under which we may purchase of 9.5 million shares of 4C Security Solutions at a purchase price of AUD$0.10 per share, which may be exercised in whole or in part at any time prior to December 31, 2013.

In connection with our strategic alliance 4C Security Solutions, we have also agreed to acquire 40% of 4C Satellites Ltd.  We expect 4C Satellites to serve as the satellite production and sales business unit of the Company.  The 4C Satellites program is part of our strategic plan to cover the entire value chain of high resolution Earth observation satellite-based businesses, from satellite manufacturing and operation to images processing and sales to end users.  In consideration for the issuance of our 40% interest in 4C Satellites, we agreed to capitalize 4C Satellites with AUD$14 million.  Due to the effects of the international financial crisis, we have not yet been able to commence payment of our AUD $14 million equity infusion into 4C Satellites and we may not be able to close this transaction during the foreseeable future.  However, we still plan to move forward with the 4C Satellites project as soon as reasonably feasible.

4C Polito Space Technologies S.p.A

We expect to work closely with the Politechnico di Torino on all of our projects through Dr. Riccardo Maggiora, who is our Chief Technology Officer and an Associate Professor at the Politechnico di Torino.  Our satellite plan focuses on the design, construction and operation of small synthetic aperture radar satellites dedicated for Earth observation and surveillance in cooperation with the Politechnico di Torino and other scientific research institutes. The Politechnico di Torino has established 4C Polito Space S.p.A., an Italian private stock company (“4C Polito Space”) in a joint venture with 4C Satellites.  We are working in cooperation with Politechnico di Torino and 4C Polito Space through Dr. Riccardo Maggiora, our Chief Technology Officer and a director on our Board, who also serves as an officer and director of 4C Polito Space and as an Associate Professor at Politechnico di Torino.

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

We have selected Thales Alenia Space Italia S.p.A. (TASI) as the prime contractor for the in-orbit delivery of the first two satellites with related ground segment of our planned satellites constellation. We expect to equip the two satellites with very high-resolution (1 meter) synthetic aperture radar. We plan to arrange to have the first satellite in orbit by end of 2011.  We expect to execute prime contractor agreements with TASI during the foreseeable future.

2. Integrated Systems Security and Surveillance Solutions

•	4C Hydra Systems Engineering & Technologies

During the first quarter 2009, we announced, together with Hydra Trading LLC (Abu Dhabi), the formation of a strategic alliance to be known as 4C Hydra Systems Engineering & Technologies, whose mission will be to provide infrastructure projects with a comprehensive systems approach for integrated solutions delivery.  This approach will range from traditional projects (commercial buildings) to large infrastructure projects (new cities, ports, airports, highways, and similar broad scale projects).  We are finalizing the formation of this alliance, where we expect to own approximately 50% of the equity interests in the 4C Hydra Systems Engineering & Technologies strategic alliance.  We have commenced working on 4C Hydra Systems Engineering & Technologies projects during the course of first quarter of 2009 with a view to generate revenues in this operating unit during 2009.

•	4C Global Security Consulting Ltd. - 4C Systems Engineering Ltd. – 4C Homeland Security and Defence Systems Ltd.

During the first quarter 2009, we also created three strategic operating units which will further support the Company’s growth strategy and expansion plans to become a full spectrum provider of turnkey integrated scalable solutions for sophisticated high-technology systems, including but not limited to, civil and homeland security and defense.  Each of the new operating units are majority owned subsidiaries of the Company.  The operating units are: (i) 4C Global Security Consulting Ltd., a joint venture with ISDS Hellas S.A., which will engage in threat analysis, assessment and design of security solutions; (ii) 4C Systems Engineering Ltd., a joint venture with Hellenic Technologies One-Partner EPE, which will engage in the design, integration, planning, procurement, implementation, operation, management & maintenance of systems; and (iii) 4C Homeland Security and Defence Systems Ltd., a joint venture with Theron S.A. to provide turnkey scalable solutions for high technology projects in homeland security, defense, and offset benefits programs.

During this first quarter of the fiscal year 2009, we have shifted the focus of our security activities from Dubai to Abu Dhabi due to the cancellation and slow-down of a number  of construction projects involving Dubai-based Sire Contracting Company with whom the Company was previously planning to undertake strategic alliance activities.

The Company is presently engaged in negotiations with a major real estate developer in Abu Dhabi to provide complete design, engineering, procurement, installation, commissioning, delivery, operation and maintenance of certain integrated control and security systems for residential units now under development. The range of services may include the following elements: Community services command and control, security systems integration, network infrastructure for village systems (including Wi-Fi coverage), perimeter and gates surveillance, public areas surveillance and security, public transportation management, including smart bus-stops and kiosks, utility mobile resources location and communications, adaptive irrigation control, air and meteorological monitoring and complete “smart house” suite, including access control and security for every villa. The operation and maintenance contract term is planned to exceed five years, and thus is expected to provide the Company with a stable revenue flow in addition to revenues expected to be generated by project engineering and delivery. Additional projects, with a similar scope of activities in Saudi Arabia and Abu Dhabi are in the early stages of negotiations.

3. ID Systems and Solutions

4C ID Systems Ltd.

During the first quarter 2009, we created 4C ID Systems Limited, a joint venture with Denmead International – a company which specializes in providing identification systems and has an established track record in Africa.  4C ID Systems Limited plans to provide turnkey ID systems and solutions such as passports, national ID cards, driving license. 4C ID Systems Limited has commenced its commercial activities in Africa and Commonwealth of Independent States (CIS) regions. The Company’s team possesses substantial expertise in providing the ID systems to governments on a global basis. The Company is currently in advanced negotiations with several governments in Africa and Asia to provide national ID and driver licenses as well as passport systems. The 4C ID Systems Limited business model is to build, operate and manage the various systems to provide the Company with stable recurring revenue flows.

Specialized & Proprietary Security Products Segment

Our strategy includes developing and offering specialized and proprietary security technologies in the following fields:

 •Ground High Performance Radars for Intrusion Detection
 •Electromagnetic Security Systems;
 •Real Time Positioning System;
 •Radio Frequency Identification; and
 •Real Time Locating Systems.

We have previously entered into a License Agreement with Dr. Maggiora, our Chief Technology Officer and member of our Board of Directors, under which we have acquired exclusive rights to proprietary high technology intellectual properties invented and/or developed by Dr. Maggiora, that we expect to further develop and offer to our customers.  These proprietary solutions include Electromagnetic Security (EMSEC) systems, Real Time Positioning System (RTPS), RADAR and GUIDAR Systems and Real Time Locating Systems (RTLS). As of the date of this Report, we have not made any improvements or developments in respect of these technologies that have resulted in patents or commercial applications.

RESULTS OF OPERATIONS

Revenues

During the quarter ended March 31, 2009, the Company had no revenues from operations.  We expect to commence generating revenues during the second half of 2009.

Expenses

Our total expenses for the quarter ended March 31, 2009 were $1,848,530, which consisted primarily of general and administrative expenses of $981,739 and professional fees of $511,416. The general and administrative expenses included $575,001 of non cash amortization of deferred compensation to our Chief Technology Officer for expertise in our technology development, $259,456 for officers and personnel salaries and expenses.

Liquidity and Capital Resources

During the three months ended March 31, 2009 and through the date of this Report, our primary source of capital has been short term cash advances from Rudana Investment Group AG, the majority shareholder of our Company.  Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and increase significantly in the foreseeable future as we will have new costs associated with the developments of our joint ventures, strategic alliances and production facilities.

Since inception of the Company, we have incurred aggregate total expenses of $7,719,464, including total expenses of $1,848,530 during the three months ended March 31, 2009.  Our consolidated cash balance at March 31, 2009 was $2,016,619.  As of March 31, 2009, our total assets (consisting of cash, investment in 4C Security Solutions) were $5,779,924 and our total liabilities were $4,206,233.

We will need to raise additional capital to implement our new business plan and continue operations. We are continuing to seek sources of financing through private placements of securities and loans in order for us to fully deploy our business plan.  We have also commenced a capital sourcing plan to accept investments of strategic equity partners directly into our operating subsidiaries.  We expect such operating level investments to provide us with necessary means to commence our business plans as well as beneficially leverage the regional marketing and sales strengths of our strategic alliance partners.  We will endeavor to maintain majority ownership of our operating subsidiaries, however, due to certain legal regional requirements; we may in some circumstances be obliged to be a minority partner in certain operating subsidiaries.  Our capital resources as of the date of this Report are dependent on  shareholder loans, third party investments by strategic alliance partners and other strategic investors investing directly into our operating subsidiaries.  Although we expect some of the operating subsidiaries to generate sufficient cash for internal working capital purposes, we will be dependent on shareholder loans and third party investment capital at the subsidiary level in order to implement and sustain our overall Company business plans during the foreseeable future.  We believe the overall benefits expected to be derived from accepting investments directly into our operating subsidiaries and benefitting from the strengths of our strategic equity partners will overcome the effects of diluting our prospective revenues in our operating subsidiaries.

Employees

Effective as of January 7, 2009, Mr. Mathias Kaiser replaced Mr. Gerald Sullivan as our Chief Financial Officer.

Effective as of February 1, 2009, Mr. Anastasios Angeloglou has been appointed as the Chief Executive Officer of the Company.

Mr. Angeloglou is serving as Group CEO of 4C Controls and all of its operating units, subsidiaries and joint ventures.  Mr. Angeloglou has served for the past 12 months as the Chief Executive Officer of 4C Security Solutions Limited, an Australian company which has a strategic alliance with 4C Controls.  Mr. Angeloglou has more than 20 years of international business experience.  Prior to his appointment as CEO of 4C Security Solutions, Mr. Angeloglou served as the CEO of OTE International Solutions Ltd., a wholly-owned subsidiary of Hellenic Telecommunications Organization S.A. (OTE) doing business as OTEGlobe, from 2000 to 2006 and as Chief Officer of Wholesale Services for Hellenic Telecommunications Organization S.A., a New York Stock Exchange listed company (OTE) from 2002 to 2005.  From 1996 to 2000, Mr. Angeloglou was the CEO of Global One Communications Hellas S.A., a joint venture of France Telecom, Deutsche Telekom & US Sprint. From 1991 to 1996, he held senior positions with Infonet Services Corporation Ltd, responsible for that company’s sales in European, Middle East & Africa, and global business development.  From 1985 to 1991, he held telecommunications engineering positions with Exxon Chemical International Ltd, S.I.T.A., and Phillips International B.V.  Mr. Angeloglou was born in 1959 in Greece and he is a graduate of London University, with postgraduate studies in Wales and Belgium, in the fields of Computer Science & Mathematics, and Network Systems Engineering.

On March 12, 2009, the Company entered into an Employment Agreement with Mr. Angeloglou regarding his service as the Company’s Chief Executive Officer.  The Employment Agreement is retroactively effective as of February 5, 2009.  The Employment Agreement has a term of three years.  Pursuant to the Employment Agreement, Mr. Angeloglou will receive (i) a base salary of 400,000 Euros (approximately U.S. $520,000) per year; (ii) contributions to a pension fund in the amount of 108,000 Euros (approximately U.S. $140,000) for the first year of service and 35,000 Euros (approximately U.S. $46,000) for each of the second and third years of service; (iii) an annual bonus to be granted on the basis of obtaining certain performance benchmarks; (iv) reasonable education costs for Mr. Angeloglou’s children; (v) health insurance premiums for Mr. Angeloglou and his family; (vi) travel insurance, disability insurance, and life insurance; (vii) reimbursement of reasonable relocation expenses; (viii) a housing allowance; and (ix) expenses for an automobile.  Mr. Angeloglou shall serve from offices in Dubai in the United Arab Emirates.

In addition to the Employment Agreement with Mr. Angeloglou, the Company also entered into two related agreements with its strategic alliance partner 4C Security Solutions. The Company entered into a Provision of Services Agreement with 4C Security Solutions dated as of February 5, 2009, pursuant to which the Company agreed to pay a monthly fee to 4C Security Solutions for the use of certain 4C Security Solutions’ staff.  This agreement terminates on June 30, 2011.  The Company also entered into a second Provision of Services Agreement with 4C Security Solutions dated as of February 5, 2009, pursuant to which 4C Security Solutions agreed to pay a monthly fee to the Company for the shared, part-time allocation of services by the Company’s Chief Executive Officer, Mr. Angeloglou.  Pursuant to this agreement, Mr. Angeloglou serves as the Chief Executive Officer of 4C Security Solutions as well as the Company.  Mr. Angeloglou allocates approximately twenty eight hours per month to the business of 4C Security Solutions.  This agreement also terminates on June 30, 2011.

Effective as of February 1, 2009, Mr. Olivier de Vergnies resigned as the Company’s Chief Executive Officer.  Mr. de Vergnies will continue to serve as a Director and on the Executive Committee of the Company’s Board.

As of the date of this Report all of our employees serve on a part time basis.  Our Chief Executive Officer devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.  Our Chief Financial Officer devotes approximately 35% of his time to our Company, with the balance of his time spent on matters pertaining to two other public companies which are majority-owned portfolio companies of Rudana Investment Group AG.  Our Chief Technology Officer, Dr. Riccardo Maggiora, devotes approximately 70% of his time to our Company and allocates the balance of his professional time as an Associate Professor at Politecnico di Torino and as CEO of 4C Polito Space.  Our other officers and employees serve the Company on a part time basis devoting between 25%-50% of their professional time to our Company.  We have no collective bargaining agreements with our employees.

On February 24, 2009, the Company entered into an Executive Services Agreement with General Khalid Abdulla Mabarak Al Buainain regarding his service as the Company’s Vice President for Middle East Military and Defense Projects.  The Executive Services Agreement has a term of two years.  Pursuant to the Executive Services Agreement, General Khalid will receive (i) a salary of 220,000 Euros per year; (ii) a stock grant equal of 750,000 shares of the Company’s common stock (the “4C Controls Shares”); (iii) ten percent (10%) of the equity shares of the Company’s partially-owned subsidiary 4C Gulf Earth Observation Center (the “4C GEOC Shares”); and (iv) ten percent (10%) of the equity shares of the 4C GulfSatellites program (the “GulfSatellites Shares”). The GulfSatellites program is part of the Company’s plans to offer innovative solutions to improve Earth observation applications.  General Khalid’s interest in the 4C GEOC Shares and the GulfSatellites Shares are non-dilutable.  The 4C Controls Shares, the 4C GEOC Shares and the GulfSatellites Shares shall be issued in the name of General Khalid and placed into Company escrow for release to General Khalid after two years from the date of the Executive Services Agreement.  In the case of the 4C GEOC Shares, release from escrow shall also require the condition precedent that there be revenues received by the Company from sales of ten (10) satellite images per day by 4C GEOC attributable to introductions made by General Khalid.  In the case of the GulfSatellites Shares, release from escrow shall also require the provision of a financial asset and/or technological participation (direct or indirectly through a third party), or investment or viable economic off-take agreement equivalent to the value of ten percent equity interest in GulfSatellites.  If General Khalid achieves his performance commitments before the two year escrow period has lapsed, all of the shares shall be released immediately to General Khalid.  The Executive Services Agreement supersedes all prior agreements with General Khalid.  The Executive Services Agreement also contains provisions concerning the reimbursement of expenses, confidentiality of Company information and other standard terms and conditions.

SUBSEQUENT EVENTS

Subsequent to the period covered by this Report, we jointly announced with ITIGROUP Corporation, an international logistics and software security group, that ITIGROUP has become a shareholder and strategic partner of 4C SatImage Ltd., a subsidiary 4C Controls Inc.

Subsequent to the period covered by this Report, we have decided to scale down some activities and concentrate the Company’s efforts on certain projects which we expect to have accelerated rates of return on investment – sales of Satellite Images through strategic alliances, business development of integrated security systems and solutions for residential projects (through our 4C Systems Engineering Limited majority owned subsidiary) and ID systems and solutions (through our 4C ID Systems Limited majority owned subsidiary). We have also decided to take a hiatus from the development of the Specialized & Proprietary Security Products until the achievement of key milestones in the Satellite Imagery and Integrated Security Systems & Solutions.

Subsequent to the period covered by this Report, in view of completing our prospective agreement with Thales Alenia Space Italia S.p.A. (TASI) for building our first two SAR satellites, we have started finalizing the project financing and bankable feasibility study together with selected investors and financial consultants in a joint endeavor to obtain adequate equity funds for the project.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. Subsequent to the period covered by this Report, the Company has initiated steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting. Subsequent to the period covered by this Report, the Company has commenced such changes in its internal control over financial reporting. Such changes include the retention of a full-time employee to handle the Company’s bookkeeping and accounting functions.

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

10.17
Strategic Alliance and Cosmo Skymed Distribution Agreement, by and between the Company, 4C Satellite Images & Technologies S.A. and e-GEOS S.p.A., dated as of January 23, 2009, to be filed by amendment.

10.18	Commercial User Terminal Purchase Agreement, by and between 4C Satellite Images & Technologies S.A. and e-GEOS S.p.A., dated as of January 23, 2009, to be filed by amendment.

10.19	Shareholder’s Agreement, by and between the Company and International Security & Defence Systems, ISDS Hellas, dated as of January 26, 2009, to be filed by amendment.

10.20	Shareholder’s Agreement, by and between the Company and Hellenic Technologies One-Partner EPE, dated as of January 27, 2009, to be filed by amendment.

10.21	Shareholder’s Agreement, by and between the Company and Theron S.A., dated as of January 27, 2009, to be filed by amendment.

10.22	Provision of Services Agreement, by and between the Company and 4C Security Solutions Limited, dated as of February 5, 2009, to be filed by amendment.

10.23	Provision of Services Agreement, by and between the Company and 4C Security Solutions Limited, dated as of February 5, 2009, to be filed by amendment.

10.24	Employment Agreement, by and between the Company and Anastasios Angeloglou, dated as of March 12, 2009, to be filed by amendment.

10.25	Services Agreement, by and between the Company and General Khalid Abdulla Mabarak Al Buainain, dated as of February 24, 2009, to be filed by amendment.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4C CONTROLS INC.

By:	/s/ Anastasios Angeloglou
Name: Anastasios Angeloglou
Title: Chief Executive Officer

By:	/s/ Mathias Kaiser
Name: Mathias Kaiser
Title: Chief Financial Officer

Dated: May 20, 2009