Form 10-K/A
period 2008-12-31
4C Controls Inc
filed 2009-07-07
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 44,179,540 shares of Common Stock, par value $.00001, outstanding as of June 24, 2009.

Explanatory Note: This amendment to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal year ended December 31, 2008 except as otherwise indicated.

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

During the year ended December 31, 2008 and through the date of this Report, we have been refining our business plan, recruiting our management team, establishing strategic alliances and achieving the following milestones:

•
We have entered into a Strategic Alliance and Distribution Agreement with e-GEOS S.p.A. (a joint-venture between the Italian Space Agency (ASI) and Telespazio S.p.A, a Finmeccanica/Thales company). The Strategic Alliance and Distribution Agreement grants exclusive satellite image distribution rights to us for certain countries in the Middle East and North Africa (MENA) and South East Asia. The distribution agreement also provides the Company with the right to distribute Cosmo-SkyMed products on a non-exclusive basis in substantially all other African countries. The exclusive distribution rights will include worldwide sales of substantially all satellite images taken over the exclusive territory countries as well as substantially all worldwide e-GEOS satellite images and products which are sold within the exclusive territory countries. The distribution agreement also contains preferred partner provisions to facilitate mutually beneficial joint ventures and operations with e-GEOS during the foreseeable future..

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

•
We are creating with Hydra Trading LLC (Abu Dhabi) a strategic alliance agreement to be known as 4C Hydra Systems Engineering & Technologies whose mission will be to provide infrastructure projects with a comprehensive systems approach for integrated solutions delivery, spanning from traditional projects (commercial buildings) to large infrastructure projects (new cities, ports, airports, highways, etc). Our strategic alliance partner Hydra Trading is a subsidiary of the PAL Group and a part of the Royal Group of Companies, one of the largest investment companies in the Middle East and Africa. Hydra Trading is primarily focused on supplying security and armaments’ equipment to both civilian and military sectors. Hydra Trading has a strong engineering team from over 15 different countries, with a significant focus and commitment to research and development. The strategic partnerships and distribution rights with various world-class defense contractors promote Hydra Trading as one of the leading developers of high technology solutions and service providers in the region.

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

4C Gulf Earth Observation Center (4C GEOC)

We are planning to build a high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC). We expect this 10,000 square meter facility to be built in a strategic alliance with Hydra Trading and other strategic investors from the United Arab Emirates. This facility plans to host an earth observation satellite data Direct Receiving Station (DRS) and offer university level courses in space engineering held in cooperation with Politecnico Di Torino. In addition, the 4C GEOC designs include a facility for training regional customers on the latest high resolution earth observation applications, with a special focus on SAR. The plans for the facilities include classrooms, laboratories for hands-on experience in software (especially image processing), telecommunications and electronics with educational programs offered under the auspices of the Politecnico Di Torino. The 4C GEOC expects to open a new era of innovative programming in high resolution earth observation satellite data acquisition, processing, analysis and distribution in the Middle-East and North Africa. The 4C GEOC also expects to create a new generation of skilled space engineers and technicians specialized in one of the world’s most advanced satellite technologies. The 4C GEOC DRS plans to receive and distribute in real-time the COSMO-SkyMed satellite SAR data acquired in its visibility range. The DRS also plans to receive high resolution optical satellite data from selected satellite constellations in cooperation with other leading global operators. Integrating radar and high-resolution optical data is expected to extend the range of innovative applications for unprecedented cutting-edge operational monitoring services. The 4C GEOC plans include a conference center for hosting special events and annual conventions related to Earth Observation technologies. Our strategic alliance partner Hydra Trading is a subsidiary of the PAL Group and a part of the Royal Group of Companies, one of the largest investment companies in the Middle East and Africa. Hydra Trading is primarily focused on supplying security and armaments’ equipment to both civilian and military sectors. Hydra Trading has a strong engineering team from over 15 different countries, with a significant focus and commitment to research and development. The strategic partnerships and distribution rights with various world-class defense contractors promote Hydra Trading as one of the leading developers of high technology solutions and service providers in the region.

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

4C High Resolution "GulfSatellites" Satellite Program

We plan to offer an innovative solution to improve the Earth observation applications with our "GulfSatellites" program.  GulfSatellites is an Earth Observation System (EOS) expected to consist of four high resolution SAR satellites ("GulfSAR 1, 2, 3 & 4") which will be devoted to security applications, maritime management, risk management, environmental protection, geology, cartography and planning.  The Area of Interest (AOI) has been defined as the region with latitude ranging from 43° S to 43° N. The program is expected to include two high resolution optical satellites as well as the four SAR satellites.  For purposes of capitalizing the GulfSatellites program, we expect several institutions and organizations from the Gulf Cooperation Counsel region (GCC) to participate as equity investors in the GulfSatellites program.  We have entered into a services agreement with Major General Khalid Abdulla Mabarak Al Buainain, who is the Company’s Vice President Middle East Space Military and Defense, which includes his assistance in respect to commercialization of the GulfSatellites program.

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

As of the date of this Report we have invested AUD$4 million (approximately US$3.5 million) and we own approximately 19.8% of the issued and outstanding equity interests in 4C Security Solutions.  We account for our ownership of the shares as held for investment purposes.  Under our agreement with 4C Security Solutions , we have also been issued options under which we may purchase of 9.5 million shares of 4C Security Solutions at a purchase price of AUD$0.10 per share, which may be exercised in whole or in part at any time prior to December 31, 2013.  All payments to date in respect of our investments in 4C Security Solutions have been made on our behalf by Rudana Investment Group AG which have been treated as shareholder loans.

4C Satellites Ltd.

In connection with our strategic alliance 4C Security Solutions, we have also agreed to acquire a 40% interest in 4C Satellites Ltd.  4C Satellites is in a nascent stag e of development and does not yet have any assets or operations.  We intend to use it as our platform for developing our satellites program.  4C Satellites has established a joint venture with 4C Polito Space Technologies S.p.A., an Italian private company, in cooperation with Politechnico di Torino.  We expect to work closely with the Politechnico di Torino on all of our projects through Dr. Riccardo Maggiora, who is our Chief Technology Officer and an Associate Professor at the Politechnico di Torino.  4C Satellites is an Australian corporation which is 20% owned by 4C Security Solutions and 40% owned by Prime Asset Finance.  The remaining 40% is subject to issuance to 4C Controls pursuant to completion of an equity financing commitment for AUD $14 million.  We expect 4C Satellites to serve as the satellite production and sales business unit of the Company.  4C Satellites expects to establish high resolution synthetic aperture radar (SAR) satellites production facilities in Italy.

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

Employees

As of the date of this Amended Report all of our employee serve on a part time basis.  Our CEO devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.  Our CFO devotes approximately 35% of his time to our Company, with the balance of his time spent on matters pertaining to two other public companies which are majority-owned portfolio companies of Rudana Investment Group AG.  CFO Our Chief Technology Officer devotes approximately 70% of his time to our Company and allocates the balance of his professional time as an Associate Professor at Politechnico di Torino and as CEO of 4C Polito Space ..  Our other officers and employees serve the Company on a part time basis devoting between 25%-50% of their professional time to our Company.  We have no collective bargaining agreements with our employees.  The Company has not yet determined its anticipated staff needs for the fiscal year ending December 31, 2009.

As of the date of this Report, the following persons serve as our officers, directors and other significant employees:

1.	Jean-Robert Martin, Chairman of the Board
2.	Anastasios Angeloglou, Chief Executive Officer and Interim Chief Financial Officer
3.	Dr. Riccardo Maggiora, Chief Technology Officer
4.	Olivier de Vergnies, Director
5.	Dr. Augustine Fou, Director
6.	Philippe Aubay, Member of the Business Controls Committee
7.	Major General Khalid Abdulla Mabarak Al Buainain, Vice President Middle East Space Military and Defense
8.	Barbara Salz, Corporate Secretary

Our current Chief Executive Officer, Mr. Anastasios Angeloglou was appointed as of February 5, 2009 following the resignation of Mr. Olivier de Vergnies as CEO who had previously served the Company from July 1, 2008.  Mr. de Vergnies has remained with the Company as a member of the Board of Directors and he continues to serve on the Executive Committee.  On January 7, 2009 Mr. Mathias Kaiser was appointed as Chief Financial Officer following the resignation of Mr. Gerald Sullivan.  On May 29, 2009, Mr. Kaiser resigned from this position, and Mr. Angeloglou commenced serving as the Company’s Interim Chief Financial Officer.

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

Pursuant to the Service Agreement between the Company and Dr. Riccardo Maggiora, our Chief Technology Officer, the Company has compensated Dr. Maggiora in advance for his services, with one million shares of the Company’s common stock.

The Company does not have any provisions to recover the one million shares granted to Dr. Maggiora upon termination of the Service Agreement.  Dr. Maggiora may terminate the agreement at anytime for any reason.  While, we believe Dr. Maggiora is economically incentivized to continue his services to the Company in order to realize the benefits of his share ownership, it is possible that he could terminate the agreement and retain the shares he has been granted.

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

(b) Holders.

At June 24, 2009, there were 77 stockholders of record of the Company’s common stock.

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

4C Global Security Consulting Ltd. - 4C Systems Engineering Ltd. – 4C Homeland Security and Defence Systems Ltd.

We have also created three strategic operating units which will further support the Company’s growth strategy and expansion plans to become a full spectrum provider of turnkey integrated scalable solutions for sophisticated high-technology systems, including but not limited to, civil and homeland security and defense.  Each of the new operating units are majority owned subsidiaries of the Company.  The operating units are: (i) 4C Global Security Consulting Ltd. , a joint venture with ISDS Hellas S.A., which will engage in threat analysis, assessment and design of security solutions; (ii) 4C Systems Engineering Ltd. , a joint venture with Hellenic Technologies One-Partner EPE, which will engage in the design, integration, planning, procurement, implementation, operation, management & maintenance of systems; and (iii) 4C Homeland Security and Defence Systems Ltd. , a joint venture with Theron S.A. to provide turnkey scalable solutions for high technology projects in homeland security, defense, & offset benefits programs.

4C Security Solutions Limited and 4C Satellites Limited

We have created a strategic alliance with 4C Security Solutions Limited (formerly known as BQT Solutions Limited) and its subsidiary 4C Satellites Limited (formerly known as BQT Satellites Limited).  4C Security Solutions specializes in access control systems, biometric and smart card readers, CCTV, cameras and customized security solutions.  The purpose of our strategic alliance with 4C Security Solutions is to obtain joint marketing synergies, international branding and leveraging the integrated value of our respective products and service offerings.  We expect this strategic alliance to facilitate our ability to offer comprehensive and fully integrated security and access control solutions to prospective clients on a global basis.  4C Security Solutions has sold security access control products throughout the world, including to both large multinational corporations and government agencies.  4C Security Solutions is known by its trademark “BQT.”

4C Security Solutions has experienced certain operational difficulties in the past, which the Company believes may be attributed to flaws in its former business model.  4C Security Solution’s business model was revised in June of 2008.  While 4C Security Solutions suffered losses of $5.1 million AUD during the period from July 1, 2007 to December 31, 2007, these losses decreased to $1.2 million AUD during the period from July 1, 2008 to December 31, 2008.  4C Security Solutions intends to expand its business model and broaden its undertakings to include engaging in integrated security access projects.

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

Since inception of the Company, we have incurred aggregate total expenses of $5,870,934, including total expenses of $5,679,588 during the twelve months ended December 31, 2008.  Our consolidated cash balance at December 31, 2008 was $104,708.  As of December 31, 2008, our total assets (consisting of cash and nominal investment in 4C Security Solutions) were $3,468,749 and our total liabilities were $3,142,325.  As of December 31, 2008 we had $104,708 cash on hand.

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

Under our license agreement with Dr. Riccardo Maggiora (the “License Agreement”), the Company acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems (collectively, the “Acquired Technologies”).  The License Agreement has granted to the Company the right to file patents on the Acquired Technologies, and all improvements and related know-how.  We have not yet commenced filing patents in regard to any of the licensed proprietary technologies although we intend to do so during the foreseeable future.  We have also agreed to pay a minimum royalty of 250,000 Euros per year commencing in the second year of the Agreement notwithstanding the gross sales made by the Company.  The Company shall pay to Dr. Maggiora a royalty of one-half percent of sales of products related to the Acquired Technologies which are sold by the Company or any sublicensee.  Starting in the second year of the License Agreement, there will be a minimum royalty payment to Dr. Maggiora of 250,000 Euros per year.  The License Agreement includes rights to sublicense all of the Acquired Technologies.  The term of the Agreement is three years and shall automatically renew for subsequent three year periods, unless for any reason the Company gives notice of non-renewal.

The Company has also reserved the right to terminate the License Agreement at the first anniversary date of the agreement if we determine that the licensed intellectual properties are not commercially viable.  The License Agreement may not be terminated by Dr. Maggiora except in the event of a breach of the Agreement by the Company which has not been cured within ninety days of notice of any breach.  Dr. Maggiora has agreed to provide reasonable support and technical assistance during the term of the License Agreement with respect to the Company’s use of the Acquired Technologies and exercise of the Company’s rights under the License Agreement. As of the fiscal year ended December 31, 2008, no specific value has been assigned to the acquired technologies because the technologies remain theoretical in their application and have had not yet been developed to the prototype stage and as such have not yet been deemed to be commercially viable.  If and when the technologies are commercially developed, the determination of whether such costs will be capitalized or expensed will be made in the manner responsive to applicable accounting rules in effect at such date and disclosed in the notes to the financial statements.

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

Under the Services Agreement, Dr. Maggiora has agreed to serve as Chief Technology Officer for a three year period.  Dr. Maggiora has agreed to devote such time to his work as Chief Technology Officer as he deems reasonably necessary, with the Company acknowledging that Dr. Maggiora serves as an Assistant Professor at Politechnico di Torino and shall continue such service, and therefore the Company agrees that his services shall be rendered on a part-time basis.  The Services Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.  All discoveries and works made or conceived by Dr. Maggiora while working on Company matters which are not subject to intellectual property interests of any third parties, that relate to the Company’s present or anticipated activities, or are used or useable by the Company, shall be governed by the License Agreement.  The Company does not have any provisions to recover the one million shares granted to Dr. Maggiora upon termination of the Service Agreement.  We have nevertheless considered the entire three year employment period as the appropriate and relevant period to amortize the related Company expense given several factors: (a) Dr. Maggiora is not paid any cash consideration and will derive value only from an increase in the Company’s share value; (b) Over the three year period from the inception of the Service Agreement the value of the Company shares will be dependent on the contributions of Dr. Maggiora’s technological expertise, particularly in respect of deployment of the Company’s satellite program; (c) If Dr. Maggiora ceases to provide such services, the Company’s share value could decline; (d) Management of the Company has continually monitored the progress of Dr. Maggiora’s activities and the Company’s management is fully satisfied of the progress and status of his services rendered to the Company; (e)  Dr. Maggiora has not communicated any dissatisfaction with the progress and status of his activities undertaken on behalf of the Company; (f)  Independent of his Service Agreement, Dr. Maggiora is a member of the Board of Directors, and as such has fiduciary duties to the Company’s shareholders. We accounted for the issuance of stock as deferred compensation in the amount of $6.9 million, and amortize the expense over the 36 month term of the CTO Services Agreement.

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

Employees

As of the date of this Report all of our employees serve on a part time basis.  Our Chief Executive Officer/Interim Chief Financial Officer devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.  Our Chief Technology Officer devotes approximately 70% of his time to our Company and allocates the balance of his professional time as an Associate Professor at Politecnico di Torino and as CEO of 4C Polito Space.  Our other officers and employees serve the Company on a part time basis devoting between 25%-50% of their professional time to our Company.  We have no collective bargaining agreements with our employees.  The Company has not yet determined its anticipated staff needs for the fiscal year ending December 31, 2009.  The Company’s new CEO expects to determine staffing requirements during the course of the 2009-2010 budget process.

Synergy Investments & Finance Holding Limited

We have entered into an agreement with Synergy Investments & Finance Holding Limited (“Synergy”) formerly known as Arimathea Limited, to assist us to raise capital.  In consideration for assisting us to raise equity and debt capital, we have issued a warrant to Synergy which, as amended, will have an exercise term of three years and will become exercisable for the purchase of a number of our shares of common stock equal to (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the exercise price of $3.45 per share, which was the closing publicly traded market price of the Company’s common stock on March 25, 2008, the date immediately preceding the date of grant of the original warrant.  The maximum number of shares that may be purchased under the Warrant is approximately one million shares of Company restricted common stock at a purchase price of $3.45 per share, assuming we raise $70 million attributable to introductions made by Synergy. Under the terms of its warrant, Synergy will not be permitted to exercise and own more than 4.9% of the Company’s Common Stock at any given time. The Synergy Warrant does not contain any call provisions and there is no obligation on the part of Synergy to exercise its warrant at any time. Synergy has made no commitment to the Company that it will perform in its attempts to raise funds.  As a result of the contingent nature of the vesting of the Synergy warrant, no expense has been recognized.  We cannot guarantee that Synergy will be successful in assisting us to raise capital for our operations. As of the date of this Report, no warrants have been issued to Synergy and no firm commitments have been made by Synergy.  The Company’s agreement with Synergy is nominally for a period of three years, however, the agreement may be terminated prior to that period so long as the Company compensates Synergy for any introductions of capital which Synergy has made.

Short Swing Profit Credits

Rudana Investment Group concluded that it had short-swing profit liability Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder, of $1,522,164.00 due to our Company under Section 16 of the Exchange Act.  We have agreed to accept payment from Rudana for the Section 16 short-swing profit liability by reduction of our Company’s obligations to repay shareholder loans due to Rudana in the amount of such liability.  The outstanding principal amount of all shareholder loans repayable by our Company to Rudana after giving effect to the Section 16 short swing profit liability payments to our Company are equal to $1,539,175 as of the period covered by this Report.

Counterparty Risk

The applicable counterparty performance conditions principally apply to (a) financing the Company’s business plan and risks related to prospective clients of 4C Satellites Ltd. and (b) the prospective prime contractor. The Company previously commissioned a business plan and business case study (the “Plan”).  The Company is preparing to execute and implement the Plan.  The Company equity capitalization amounts to be raised by Synergy are tied to the Plan.  The Company has already commenced marketing efforts to sell and/or lease capacity on its proprietary Synthetic Aperture Radar (“SAR”) satellites.  The Company, through 4C Satellites, has been in negotiations with Thales Alenia Space (Italy) with respect to negotiating the prime contractor agreement for construction of the satellites.  The negotiations with Thales Alenia Space are nearing completion.  The Company has been in discussions with e-GEOS, a joint venture between Italian Space Agency (ASI) and Telespazio, to lease satellite image capacity from the COSMO-SkyMed satellite constellation to utilize for sales of satellite image in specific Company target markets pending construction and completion of the Company’s own satellites.  Subsequent to the period covered by this Report, the Company has entered into agreement with e-GEOS.  Synergy must introduce the Company to sufficient capital resources in order for the Company to fully implement the Plan and to engage Thales Alenia Space as prime contractor.  The Company will also be exposed to counterparty risk with respect to investors to whom Synergy makes introductions to the Company.  The Company will also be exposed to counterparty risk with respect to Thales Alenia Space (and indirectly, to the subcontractors of Thales Alenia Space).

Subsequent Events

Subsequent to the period covered by this Report, the Company has decided to refocus some activities and concentrate the Company’s efforts on certain projects which are expected to have accelerated rates of return on investment – sales of Satellite Images through strategic alliances, business development of integrated security systems and solutions for residential projects (through our 4C Systems Engineering Limited majority owned subsidiary) and ID systems and solutions (through our 4C ID Systems Limited majority owned subsidiary).  The Company has also decided to take a hiatus from the development of the Specialized & Proprietary Security Products until the achievement of key milestones in the Satellite Imagery and Integrated Security Systems & Solutions.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 ” (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not currently hold any or engage in derivative instruments or hedging activities. Therefore, we do not expect that this standard will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 ” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

Index to Consolidated Financial Statements

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

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
Statement of Cash Flows

			Accumulated from
	For the Year ended		December 28, 2004
	December 31		(Date of Inception)
	2008	2007	to December 31, 2008

Operating Activities
Net loss	$(5,676,369)	$(93,677)	$(5,867,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Amoritzation of deferred compensation	1,081,991		1,081,991
Depreciation	957		957
Issuance of stock options	100,791		100,791
Donated Services			24,000
Impairment			5,000
Equity in loss of unconsolidated subsidiary	36,173		36,173
Change in operating assets and liabilities
Interest payable	23,305	-	23,305
Accrued expenses	1,505,453	73,987	1,579,845
Prepaid expenses and other current assets	(43,097)	29	(43,097)

Net Cash Used in Operating Activities	(2,970,796)	(19,661)	(3,058,750)

Investing Activities
Investments in 4C Security Solutions, Ltd.	(3,690,808)		(3,690,808)
Advances to 4C Security Solutions, Ltd.	(151,966)		(151,966)
Acquisition of Property and Equipment	(15,300)		(15,300)
Website development costs			(5,000)
Net Cash Used in Investing Activities	(3,858,074)	-	(3,863,074)

Financing Activities
Proceeds of Loan from related party	2,120,439		2,154,458
Repayments to a related party	-	(794)	(34,019)
Net proceeds from issuance of common shares	4,806,826	-	4,906,093

Net Cash Provided by (used in) Financing Activities	6,927,265	(794)	7,026,532

Increase (Decrease) in Cash	98,395	(20,455)	104,708
Cash- Beginning of Period	6,313	26,768	-

Cash - End of Period	$104,708	$6,313	$104,708

See Notes to Financial Statements

Supplemental disclosure of cash flow information
Common Stock issued for deferred compensation	6,900,000	-	6,900,000
Profits from shareholder sales of stock capitalized to loan receivable	1,522,164	-	1,522,164
Treasury stock acquired through offset of loan to related party	940,895	-	940,895

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

NOTE 3 - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company.  As of December 31, 2008, the Company has an accumulated deficit of $5,867,715 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have entered into an agreement with Synergy Investments & Finance Holding Limited (“Synergy”) formerly known as Arimathea Limited, to assist us to raise capital.  In consideration for assisting us to raise equity and debt capital, we have issued a warrant to Synergy. On May 29, 2008, the Company amended the warrant (the “First Amended Warrant”).  The Company and Synergy subsequently agreed to amend the Warrant again (the “Second Amended Warrant”).  The Second Amended Warrant has an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to the following: (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the original exercise price of $3.45 per share, which was the closing publicly traded market price of the Company’s common stock on March 25, 2008, the date immediately preceding the date of grant of the original warrant.  Under the formulation, the maximum number of shares that may be purchased under the Second Amended Warrant is approximately one million shares of Company restricted common stock at a purchase price of $3.45 per share (the exercise price of the original warrant), assuming the Company raises $70 million attributable to introductions made by Synergy. Under the terms of its warrant, Synergy will not be permitted to exercise and own more than 4.9% of the Company’s Common Stock at any given time. The Synergy Warrant does not contain any call provisions and there is no obligation on the part of Synergy to exercise its warrant at any time. Synergy has made no commitment to the Company that it will perform in its attempts to raise funds.  As a result of the contingent nature of the vesting of the Synergy warrant, no expense has been recognized.  We cannot guarantee that Synergy will be successful in assisting us to raise capital for our operations.  As of the date of this Report, no rights to purchase common stock have vested under the warrants and no firm commitments have been made by Synergy.  All other terms and conditions of the original warrant remain the same.

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

The Company entered into all of the following transactions in reliance upon the exemption from registration provided by the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  All of the sales of the Company restricted securities were made only to non-U.S. persons (as such term is defined in Rule 902(k) of Regulation S) outside of the United States pursuant to securities purchase agreements which each contained representations and warranties from each purchaser providing the factual basis for the Company to reasonably rely upon Regulation S.  Each of the certificates issued in respect of the sales of unregistered securities contain restricted transfer legends prohibiting sale or transfer except (a) in an offshore transaction complying with Rule 903 or Rule 904 of Regulation S; (b) pursuant to the exemption from registration provided by Rule 144 promulgated under the Securities Act (if available) or another then available exemption under the Securities Act and state securities laws; (c) in a transaction that does not require registration under the Securities Act or any applicable state laws; or (d) pursuant to a registration statement which has been declared effective by the U.S. Securities and Exchange Commission and which continues to be effective at the time of transfer of such securities. During August and September of 2008 subscribers (i) purchased an aggregate of 766,000 shares at $3.00 a share for total proceeds of $2,298,000; (ii) purchased 80,000 shares at $3.50 a share for total proceeds of $280,000; and (iii) purchased an aggregate of 279,990 shares at $5.00 a share for total proceeds of $1,399,950.  The total of all sales of unrestricted securities in August and September of 2008 amounted to 1,125,990 shares which is equal to approximately 2.6% of all issued and outstanding shares after giving effect to all such issuances.

NOTE 5 - INVESTMENT IN 4C SECURITY SOLUTIONS LTD.

As of December 31, 2008, the Company had made a cumulative investment of $3,690,808 (AUD $4,000,000) into 4C Security Solutions Limited (“FCS”), an Australian company, formerly known as BQT Solutions Limited in consideration for 12,800,000 ordinary shares of FCS representing approximately 19.8% of the issued and outstanding shares of FCS.  The Company was also granted 9,500,000 options with a strike price of AUD $0.10 and an expiration date of December 31, 2013.

In addition, the Company advanced $151,966 to a subsidiary of FCS, which amount is included in Investment in and Advances to FCS on the accompanying Balance Sheet at December 31, 2008.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2008, Rudana the Company’s majority shareholder and companies controlled by Rudana has advanced several loans to the Company with a balance of $1,539,175. The funds were used by the Company for general corporate use and for financing its strategic alliance investment obligations in FCS Solutions Limited.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand. Interest expense related to this loan was $52,621 for the year ended December 31, 2008.

Advances from related parties of $2,120,439 include an amount of $940,895 loaned by Rudana Investment Group AG (related party) during the fiscal year. The loan of $940,895 was incurred by the Company in connection with the rescission of a share purchase by Rudana Investment Group AG (related party) as to which such shares were originally issued by the Company in consideration for the advance by Rudana for purposes of investment by our Company in 4C Security Solutions Limited (formerly known as BQT Solutions Limited).  The loan amount of $940,895 was then subsequently utilized to offset Section 16b Liability of Rudana in the amount of $1,522,164.

Rudana has made certain private sales and open market share purchase transactions.  Upon review of its reports filed in accordance with Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder (the “Rules”), Rudana concluded that it had short-swing profit liability of $1,522,164 to our Company under Section 16 of the Exchange Act.  We have agreed to accept payment by Rudana for the Section 16 short-swing profit liability by reduction of our Company’s obligation to repay Rudana’s shareholder loans in the amount of such liability.  The outstanding principal amount of all shareholder loans repayable by our Company to Rudana after giving effect to the Section 16 short swing profit liability payments to our Company have therefore been reduced to $1,539,175 as of the period covered by this Report.

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

Under the Services Agreement, Dr. Maggiora has agreed to serve as Chief Technology Officer for a three year period.  Dr. Maggiora has agreed to devote such time to his work as Chief Technology Officer as he deems reasonably necessary, with the Company acknowledging that Dr. Maggiora serves as an Assistant Professor at Politechnico di Torino and shall continue such service, and therefore the Company agrees that his services shall be rendered on a part-time basis.  In consideration for services rendered to the Company, Dr. Maggiora has been issued one million shares of the Company’s common stock.  The Services Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.  All discoveries and works made or conceived by Dr. Maggiora while working on Company matters which are not subject to intellectual property interests of any third parties, that relate to the Company’s present or anticipated activities, or are used or useable by the Company, shall be governed by the License Agreement described below.  Either the Company or Dr. Maggiora may terminate the Services Agreement, with or without cause, upon ten days notice to the other party.  The Company does not have any provisions to recover the shares upon termination of the Service Agreement.  We have nevertheless considered the entire three year employment period as the appropriate and relevant period to amortize the related Company expense given several factors: (a) Dr. Maggiora is not paid any cash consideration and will derive value only from an increase in the Company’s share value; (b)  Over the three year period from the inception of the Service Agreement the value of the Company shares will be dependent on the contributions of Dr. Maggiora’s technological expertise, particularly in respect of deployment of the Company’s satellite program; (c) If Dr. Maggiora ceases to provide such services, the Company’s share value could decline; (d) Management of the Company has continually monitored the progress of Dr. Maggiora’s activities and the Company’s management is fully satisfied of the progress and status of his services rendered to the Company; (e)  Dr. Maggiora has not communicated any dissatisfaction with the progress and status of his activities undertaken on behalf of the Company; (f)  Independent of his Service Agreement, Dr. Maggiora is a member of the Board of Directors, and as such has fiduciary duties to the Company’s shareholders. We accounted for the issuance of stock as deferred compensation in the amount of $6.9 million, and amortize the expense over the 36 month term of the CTO Services Agreement.

Under the License Agreement, the Company acquired exclusive rights to technologies in the field of intrusion detection systems, radar systems for border and pipeline surveillance, and technologies for monitoring and surveillance systems (collectively, the “Acquired Technologies”).  The License Agreement has granted to the Company the right to file patents on the Acquired Technologies, and all improvements and related know-how.  The Company shall pay to Dr. Maggiora a royalty of one-half percent of sales of products related to the Acquired Technologies which are sold by the Company or any sublicensee.  Starting in the second year of the License Agreement, there will be a minimum royalty payment to Dr. Maggiora of 250,000 Euros per year.  The License Agreement includes rights to sublicense all of the Acquired Technologies.  The term of the Agreement is three years and shall automatically renew for subsequent three year periods, unless for any reason the Company gives notice of non-renewal.  The Company has also reserved the right to terminate the License Agreement after one year.  The License Agreement may not be terminated by Dr. Maggiora except in the event of a breach of the Agreement by the Company which has not been cured within ninety days of notice of any breach.  Dr. Maggiora has agreed to provide reasonable support and technical assistance during the term of the License Agreement with respect to the Company’s use of the Acquired Technologies and exercise of the Company’s rights under the License Agreement. As of the fiscal year ended December 31, 2008, no specific value has been assigned to the acquired technologies because the technologies remain theoretical in their application and have had not yet been developed to the prototype stage and as such have not yet been deemed to be commercially viable.  If and when the technologies are commercially developed, the determination of whether such costs will be capitalized or expensed will be made in the manner responsive to applicable accounting rules in effect at such date and disclosed in the notes to the financial statements.

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

*           *

*

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

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of June 24, 2009:

Name	Age	Position
Jean-Robert Martin	69	President and Chairman of the Board of Directors
Anastasios Angeloglou	49	Chief Executive Officer and Interim Chief Financial Officer
Olivier de Vergnies	43	Director
Dr. Riccardo Maggiora	38	Chief Technology Officer and Director
Philippe Aubay	69	Business Control Committee
Dr. Augustine Fou	36	Director
Major General Khalid Abdulla Mabarak Al Buainain	53	Vice President Middle East Space Military and Defense
Barbara S. Salz	58	Corporate Secretary

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

Major General Khalid Abdulla Mabarak Al Buainain. Major General Khalid serves as Vice President Middle East Space Military and Defense.  Major General Khalid served for thirty two years with the United Arab Emirates Air Force and Air Defense, ultimately rising to the rank of Major General, Commander & Chief of UAE Air Force and Air Defense.  Major General Khalid has also served as a member and team leader for bilateral senior government discussions between the UAE and many foreign countries. During his tenure as Commander & Chief of UAE Air Force and Air Defense, Major General Khalid managed and led multibillion dollar programs for the UAE Government, including satellites and satellite images programs; aircraft and systems acquisition programs with France, the U.S., and Russia; system integration and system engineering projects; airborne and land based secured network systems; advanced information technologies and IT security programs; remote sensing / space programs command and control; as well as creation and development of the first research and development facilities in the UAE.

Barbara Salz.   Ms. Salz has served as Corporate Secretary of the Company since February 6, 2008.  Ms. Salz is the Principal of Corporate Secretarial Services LLC, an international provider of corporate and regulatory secretarial solutions since 2004. Ms. Salz does not exercise any policy making authority on behalf of the Company.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2008, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

(1) The table reflects each of the Company’s last two completed fiscal years.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table or column.

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

Employment Contracts

As of the date of this Report, we have employment contracts with four of our officers: Mr. Anastasios Angeloglou, Chief Executive Officer, Mr. Olivier de Vergnies, Director (former Chief Executive Officer), Dr. Riccardo Maggiora, Chief Technology Officer, and Major General Khalid Abdulla Mabarak Al Buainain, Vice President Middle East Space Military and Defense, as summarized below.  We are currently negotiating agreements with certain of our other officers and key employees. We expect to complete the negotiations and enter into agreements with all of our other executive officers in the immediate future.

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

Major General Khalid Abdulla Mabarak Al Buainain Services Agreement

On February 24, 2009, the Company entered into an Executive Services Agreement with Major General Khalid Abdulla Mabarak Al Buainain regarding his service as the Company’s Vice President Middle East Space Military and Defense.  The Executive Services Agreement has a term of two years.  Pursuant to the Executive Services Agreement, General Khalid will receive (i) a salary of 220,000 Euros   per year; (ii) a stock grant equal of 750,000 shares of the Company’s common stock (the “4C Controls Shares”); (iii) ten percent (10%) of the equity shares of the Company’s partially-owned subsidiary 4C Gulf Earth Observation Center (the “4C GEOC Shares”); and (iv) ten percent (10%) of the equity shares of the 4C GulfSatellites program (the “GulfSatellites Shares”).  General Khalid’s interest in the 4C GEOC Shares and the GulfSatellites Shares are non-dilutable.  The 4C Controls Shares, the 4C GEOC Shares and the GulfSatellites Shares shall be issued in the name of General Khalid and placed into Company escrow for release to General Khalid after two years from the date of the Executive Services Agreement.  In the case of the 4C GEOC Shares, release from escrow shall also require the condition precedent that there be revenues received by the Company from sales of ten (10) satellite images per day by 4C GEOC attributable to introductions to customers made by General Khalid.  In the case of the GulfSatellites Shares, release from escrow shall also require the provision of a financial asset and/or technological participation (direct or indirectly through a third party), or investment or viable economic off-take agreement equivalent to the value of ten percent equity interest in GulfSatellites.  If General Khalid achieves his performance commitments before the two year escrow period has lapsed, all of the shares shall be released immediately to General Khalid.  The Executive Services Agreement supersedes all prior agreements with General Khalid.  The Executive Services Agreement also contains provisions concerning the reimbursement of expenses, confidentiality of Company information and other standard terms and conditions.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 24, 2009 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 44,179,540 issued and outstanding shares of the Company's common stock as of June 24, 2009.

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

(2) Mr. Martin has served as a Chairman of the Board of Directors of the Company since April 29, 2008 and was appointed President on August 26, 2008.  On June 11, 2008 Mr. Martin was granted an option for the purchase of 10,000 shares of our common stock which became exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(3) Mr. Angeloglou has served as our Chief Executive Officer since February 5, 2009 and as our Interim Chief Financial Officer since May 29, 2009.

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

(6) Mr. Kaiser has served as our Chief Financial Officer from January 7, 2009 until May 29, 2009.

(7) Dr. Maggiora has served as a director of the Company since December 18, 2007 and as Chief Technology Officer since July 11, 2008 pursuant to the Chief Technology Officer Services Agreement under which he was granted 1,000,000 shares of restricted common stock.

(8) Mr. Aubay served as a Director of the Company from July 1, 2008 until November 19, 2008. On June 11, 2008 Mr. Aubay was granted an option for the purchase of 10,000 shares of our common stock which became exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(9) Ms. Pérus served as a Director of the Company from July 1, 2008 until November 19, 2008. On June 11, 2008 Ms. Pérus was granted an option for the purchase of 10,000 shares of our common stock which became exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

(10) Dr. Fou has served as a Director of the Company since February 6, 2008.  On June 11, 2008 Dr. Fou was granted an option for the purchase of 10,000 shares of our common stock which became exercisable at a purchase price of $5.10 per share on June 11, 2009 and will expire on June 11, 2013.

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

Prime Asset Finance Ltd. also has a management services agreement with 4C Security Solutions Limited, a company with whom we have established a strategic alliance and in whom we own approximately 19.8% of the issued and outstanding shares with options to acquire approximately 12.8% of additional common shares.  Under the terms of its management agreement with 4C Security Solutions Limited, PAF has received compensation in respect of payments made by our Company to 4C Security Solutions in the amount of a commission of eight per cent (8%) of all such capital.  PAF has received approximately AUD $320,000 (approximately US $280,000) in commissions in respect of payments of AUD $4 million (approximately US $3.5 million) made by our Company to 4C Security Solutions in connection with the payments under our strategic alliance agreement with 4C Security Solutions.  PAF has also been issued options by 4C Security Solutions to purchase 4.5 million shares at a purchase price of AUD$ 0.10 per share and replacement options for previously issued options to purchase 7,714,286 shares at a reset purchase price of AUD $0.10 per share, in each case exercisable prior to December 31, 2013.  In addition, PAF is the owner of 40% of the issued and outstanding shares of 4C Satellites PTY Limited, an Australian Company and subsidiary of 4C Security Solutions which we intend to utilize as a platform for our satellites production business.  We have agreed with 4C Security Solutions to subscribe for 40% of the shares of 4C Satellites in consideration for a capital contribution (or other commercially reasonable means of financing) of AUD $14 million (approximately US $12.3 million).  Under the terms of the agreements between PAF and 4C Security Solutions, our equity capitalization of 4C Satellites would result in a commission payment to PAF of AUD $1.1 million (approximately US $985,000).  We have not yet made the equity payment to 4C Satellites and we are uncertain when we will have the financial resources to close the equity capitalization commitment.  Rudana and PAF have fully disclosed to us their respective agreements with 4C Security Solutions and its subsidiaries.  We have determined that the overall benefits to our business model and our long term plans are fair and reasonable to our shareholders.  We have therefore waived any conflicts in respect of the agreements of PAF.  The shareholders of 4C Security Solutions approved the share issuances and option grants to PAF on June 23, 2008.

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

Financial Statements. The Index to the Consolidated Financial Statements is found on page 50 of this Report.

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
Principal Financial Officer and Principal Accounting Officer

Dated:   July 7, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name:	Olivier de Vergnies
Title:	Director
Dated:	July 7, 2009

/s/ Augustine Fou
Name:	Dr. Augustine Fou
Title:	Director
Dated:	July 7, 2009

/s/ Riccardo Maggiora
Name:	Dr. Riccardo Maggiora
Title:	Director
Dated:	July 7, 2009

/s/ Jean-Robert Martin
Name:	Jean-Robert Martin
Title:	Director
Dated:	July 7, 2009

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 3.4	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2008.

Exhibit 4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

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