Form 10-Q
period 2009-06-30
4C Controls Inc
filed 2009-08-21
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 19, 2009, the Issuer had 44,179,540 shares of its Common Stock outstanding.

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

4C Controls Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$1,399	$104,708
Prepaid expenses and other current assets	300,015	43,097
Total Current Assets	301,414	147,805

Property & Equipment	1,022,900	14,343

Investment in and Advances to 4C Security Solutions, Ltd.	3,424,644	3,806,601

Total Assets	$4,748,958	$3,968,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accrued liabilities	$1,861,587	$1,579,845
Loan payable - officer	29,964	-
Interest payable - related party	100,610	23,305
Loan payable - related party	2,495,875	1,539,175

Total Current Liabilities and Total Liabilities	4,488,036	3,142,325

Stockholders' Equity (Deficiency):
Common Stock, par value $.00001 per share
100,000,000 shares authorized,
44,179,540 shares issued and outstanding at June 30, 2009
and December 31, 2008	441	441
Additional paid in capital	13,543,779	13,428,602
Donated Capital	24,000	24,000
Treasury Stock, 470,450 shares at cost	(940,895)	(940,895)
Deficit accumulated during development stage	(9,667,853)	(5,867,715)
Deferred Compensation	(4,668,007)	(5,818,009)

Total 4c Controls Stockholders' Equity (Deficiency)	(1,708,535)	-

Non Controlling Interest in Subsidiaries	1,969,457	-

Total Equity	260,922	826,424

Total Liabilities and Stockholders' Equity (Deficiency)	$4,748,958	$3,968,749

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Consolidated Statements of Operations

					Accumulated from
	For the Three Months Ended		For the Six Months Ended		December 28, 2004
	June 30		June 30		(Date of Inception)
	2009	2008	2009	2008	to June 30, 2009

Revenue
Interest Income	$-	-	$-	-	$3,219

Expenses
Director fees and expenses	6,000	12,067	118,439	18,067	439,322
Donated Services	-	-	-	-	24,000
General & Administrative	922,096	116,752	1,903,836	151,017	4,385,631
Interest - related party	47,902	4,563	77,305	4,563	129,926
Marketing and public relations	333,489	85,685	471,085	93,825	986,514
Professional fees	347,845	286,268	859,260	413,982	3,299,292
Equity in loss of unconsolidated subsidiary	306,019	-	381,957	-	418,130

Total expenses	1,963,351	505,335	3,811,882	681,454	9,682,815

Net Loss	$(1,963,351)	$(505,335)	$(3,811,882)	$(681,454)	$(9,679,596)

Net Loss attributable to noncontrolling interest	$11,743	$-	$11,743	$-	$11,743

Net Loss attributable to 4C Controls	$(1,951,608)	$(505,335)	$(3,800,139)	$(681,454)	$(9,667,853)

Net Loss Per Share	(0)	(0)	(0)	(0)

Weighted Average Shares Outstanding	44,179,540	45,524,000	44,179,540	42,353,397

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Consolidated Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to June 30, 2009

								Deficit Accumulated
	Common Stock							During the
		Par	Additional	Treasury Stock		Donated	Deferred	Development
	Shares	Value	Paid-in Capital	Shares	Value	Capital	Compensation	Stage	Total

Common stock issued for cash at
$0.00001 per share	35,000,000	$350	$(300)		$-	$-	$-	$-	$50
Net loss for the period	-	-	-			-		(6,520)	(6,520)
Balance - December 31, 2004	35,000,000	$350	$(300)		$-	$-	$-	$(6,520)	$(6,470)
Common stock issued for cash at
$0.10 per share	7,053,550	70	100,695						100,765
Shares issuance costs			(1,548)						(1,548)
Donated services						12,000			12,000
Net loss for the year								(48,442)	(48,442)
Balance - December 31, 2005	42,053,550	$420	$98,847		$-	$12,000	$-	$(54,962)	$56,305
Donated services						12,000			12,000
Net loss for the year								(42,707)	(42,707)
Balance - December 31, 2006	42,053,550	$420	$98,847		$-	$24,000	$-	$(97,669)	$25,598
Net loss for the year								(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	$420	$98,847		$-	$24,000	$-	$(191,346)	$(68,079)
Issuance of Common Stock	1,596,440	16	4,806,810						4,806,826
Non cash compensation			100,791						100,791
Shareholder profits from sale of securities			1,522,164						1,522,164
Stock grant	1,000,000	10	6,899,990				(6,900,000)		-
Amortization of deferred compensation							1,081,991		1,081,991
Treasury stock acquired	(470,450)	(5)		470,450	(940,895)				(940,900)
Net loss for the year								(5,676,369)	(5,676,369)
Balance - December 31, 2008	44,179,540	$441	$13,428,602	$470,450	$(940,895)	$24,000	$(5,818,009)	$(5,867,715)	$826,424
Non cash compensation			59,596						59,596
Amortization of deferred compensation							575,001		575,001
Net loss for the period								(1,848,530)	(1,848,530)
Balance - March 31, 2009	44,179,540	441	13,488,198	470,450	(940,895)	24,000	(5,243,008)	(7,716,245)	(387,509)
Non cash compensation			55,581						55,581
Amortization of deferred compensation							575,001		575,001
Net loss for the period								(1,951,608)	(1,951,608)
Balance - June 30, 2009	44,179,540	441	13,543,779	470,450	(940,895)	24,000	(4,668,007)	(9,667,853)	(1,708,535)

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Consolidated Statement of Cash Flows

			Accumulated from
	For the Six Months Ended		December 28, 2004
	June 30		(Date of Inception)
	2009	2008	to June 30, 2009

Operating Activities
Net loss	$(3,800,139)	$(681,454)	$(9,667,853)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred compensation	1,150,002	-	(4,668,007)
Interest payable	77,305	4,563	100,610
Depreciation	-	-
Issuance of stock options	115,177	3,862	215,968
Donated Services		-	24,000
Impairment		-	5,000
Equity in loss of unconsolidated subsidiary	381,957	-	418,130
Minority interest in subsidiary losses	(11,743)		(11,743)
Change in operating assets and liabilities	-	-	-
Accrued expenses	395,582	151,894	1,861,587
Prepaid expenses and other current assets	(256,918)	(37,818)	(300,015)

Net Cash Used in Operating Activities	(1,948,777)	(558,953)	(12,022,323)

Investing Activities
Investments in 4C Security Solutions, Ltd.	-	(1,602,268)	(3,690,808)
Advances to 4C Security Solutions, Ltd.	-	-	(151,966)
Acquisition of Property and Equipment	(1,022,900)	-	(1,022,900)
Website development costs		-	(5,000)
Net Cash Used in Investing Activities	(1,022,900)	(1,602,268)	(4,870,674)

Financing Activities
Proceeds of Loan from related party	986,664	1,163,709	2,525,839
Deposit for subscription of common stock		280,000
Net proceeds from issuance of common shares	-	940,900	12,387,357
Proceeds from Minority Interest	1,981,200	-	1,981,200

Net Cash Provided by (used in) Financing Activities	2,967,864	2,384,609	16,894,396

Increase (Decrease) in Cash	(3,813)	223,388	1,399
Cash- Beginning of Period	5,212	6,313	-

Cash - End of Period	$1,399	$229,701	$1,399

See Notes to Financial Statements

Supplemental disclosure of cash flow information
Common Stock issued for deferred compensation	-	-	6,900,000
Profits from shareholder sales of stock capitalized to loan receivable	-	-	1,522,164
Treasury stock acquired through offset of loan to related party	-	-	940,895

4C CONTROLS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Other comprehensive income

 SFAS No. 130, “Reporting Comprehensive Income/(Loss)”, establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.  As of June 30, 2009 and December 31, 2008, the Company has no items that represent other comprehensive income.

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

In May 2009, the FASB issued SFAS No.165 “Subsequent Events” (“SAFS 165”). This statement sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Our adoption of SFAS 165 on June 30, 2009 did not have a material impact on our consolidated condensed financial statements. See Note 12 – Subsequent Events for additional information.

In June 2009, the FASB issued SFAS 167 “Amendment to FASB Interpretation No. 46 (R)”. This Statement amends FIN46R to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary or a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. SFAS 167 is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our consolidated condensed financial statements.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority and effectively supersede SFAS 162. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 168 on our consolidated condensed financial statements.

NOTE 4 - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company.  As of June 30, 2009, the Company has an accumulated deficit of $9,667,853, has a working capital deficiency of $4,186,622 and has not generated any revenue since its inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of June 30, 2009, Rudana the Company’s majority shareholder and companies controlled by Rudana has advanced several loans to the Company with a cumulative balance of $2,495,875. The funds were used by the Company for general corporate purposes and for financing its strategic alliance investment obligations in FCS.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand. Interest expense related to these loans aggregated $77,305 and $47,902 the six and three months ended June 30, 2009.

The Company has a management service agreement with Prime Asset Finance Ltd., a UK company which is a wholly owned subsidiary of Rudana, to assist the Company in advising and developing  its strategic plans. The agreement provides for an initial service fee of $250,000, which is being amortized over the three year life of the agreement, and (a) a monthly management fee of $25,000, (b) a fee equal to 5% of the total value of each transaction involving mergers, acquisitions, and divestitures by the Company or any of its subsidiaries, and (c) a fee equal to 8% of the total value of each customer sales contracts, contractor and sub-contractor agreements with the Company.  The Company has recorded an expense of $191,667 relating to this agreement during the six months ended June 30,, 2009, which is included in professional fees on the Statement of Operations for the six months ended June 30,, 2009, and is included in Accrued Liabilities on the accompanying Balance Sheet at June 30,, 2009.  The Company has recorded total expenses of $319,445 from inception through June 30,, 2009 relating to this Agreement.  As of the date of his Report the Company has not yet paid any amounts due in respect of the management service agreement and all such amounts have only been accrued.

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

NOTE 9 – INCOME TAXES

The Company has available approximately $9,700,000 of net operating loss carryforwards available to offset future taxable income, if any.  These carryforwards expire in the year 2024.

The Company has a deferred tax asset of approximately $3,400,000 relating to available net operating loss carryforwards for which a full valuation allowance has been provided.  Utilization of the net operating loss carry forwards may be limited due to the change in control referred to in Note 2. The Company has provided a full valuation allowance of the referred tax asset since it is more likely than not that the net operating losses will be utilized.

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

NOTE 11 – MINORITY INTEREST

Effective March 31, 2009, ITIGROUP Corporation, an international logistics and software security group, became a 5% shareholder and strategic alliance partner of 4C SatImage Ltd., a subsidiary 4C Controls Inc.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events after the date of the financial statements, June 30, 2009 through August 19, 2009, the date that these financial statements were available to be issued.

Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of the Company.

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

Our principal business address is 100 Wall Street, 21st Floor, New York, NY 10005 and our telephone number is 866-515-7069.

Our trading symbol on the over-the-counter bulletin board is FOUR.

Current Company Status

At the present time, the Company has no revenues, and has had no revenues since inception.  The Company has insufficient capital to continue its current limited operations, and without additional investment or loans, we can not continue the development of our Company.  Without additional investment or loans, the Company will not be able to take the necessary actions to commence earning revenues.  Assuming the Company is able to raise sufficient funds, there will remain a significant risk to investors that they will lose all of their investment in the Company.

Plan of Operations

The Company has developed a strategic vision to enter into the niche markets described below. During the quarter ended June 30, 2009 and through the date of this Report, we have been refining our business plan, restructuring our businesses operations, recruiting our management team, establishing strategic alliances and joint ventures, and achieving a number of important milestones.

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

1. Satellite Imagery Infrastructure, Sales & Support

The Company is positioning itself to generate revenues through the sale of SAR satellite images under our Strategic Alliance and Distribution Agreement with e-GEOS, S.p.A. (a joint-venture between the Italian Space Agency (ASI) and Telespazio S.p.A, a Finmeccanica/Thales company), and through the sale of integrated security & surveillance solutions.  Under the terms of our agreement with e-GEOS, we may commence sales and distribution of SAR satellite images through the existing e-GEOS delivery infrastructure.  The Company has initiated establishing a strategic alliance network of sales offices throughout the Middle East and Africa, starting with the Gulf Cooperation Council (GCC) and North African regions, to commence our marketing and sales program to governments and commercial end-users of the SAR images.  We believe that our strategic alliance approach to marketing our products and services will facilitate access to key regional decision makers and advisers of prospective customers to create a strong foundation for generating revenues.

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

We have jointly announced with ITIGROUP Corporation, an international logistics and software security group, that ITIGROUP has become a shareholder and strategic partner of 4C SatImage Ltd., a subsidiary 4C Controls Inc.

4C Satimage has commenced its satellite images sales program in seven nations in the Middle East, three nations in Africa, and one nation in South East Asia.  Representatives of 4C Satimage have attended major industry presentation events, including the Le Bourget Paris Air Show.

On June 19, 2009 the Company announced that based on the principles established in the Strategic Alliance and Distribution Agreement, the Company and Telespazio (an affiliate of e-GEOS) are currently in discussion to enter into a joint investment in the areas of very high resolution (50 cm) optical satellite remote sensing and other strategic operational areas.

The Gulf Satellites program, which the Company will attempt to have funded and owned mostly by investors of the Gulf region, forsees the development and construction of two high resolution (1m) SAR (Synthetic Aperture Radar) satellites and a high resolution (0.5m) optical satellite.

 In particular, Telespazio and the Company are in discussion for:

•	Selection by the Company of Telespazio as the prime contractor for the supply of a new very high resolution (50 cm) optical satellite, that will be part of the 4C Gulf Satellites program.

•	Possible investment by Telespazio, the Company and Gulf region investors of a joint investment for two very high resolution (1 m) SAR satellites in addition to the optical satellites.

•	Global distribution by Telespazio/e-GEOS of image capacity of the 4C Gulf Satellites program, except for the MENASEA region which will be covered by 4C Satimage.

•
Operation and maintainance by Telespazio and e-GEOS of the 4C SatImage Direct Receiving Station under construction in Abu Dhabi.  Telespazio/e-GEOS will also provide and manage the training and education programs at the Abu Dhabi Receiving Station to end-users in the MENASEA region.

•	The setting up of a dedicated joint venture for developing applications and value-added services based on remote sensing data from different sources.

•	Joint investments by Telespazio and the Company in the Gulf Satellites program and acquisition by Telespazio of a minority equity interest in the Company.

4C Gulf Earth Observation Center (4C GEOC) – Creation of the first Direct Receiving Station (DRS) in United Arab Emirates

We previously announced our plans to build a 10,000 square meter high resolution satellite space center in Abu Dhabi to be known as the 4C Gulf Earth Observation Center (4C GEOC).  We are planning for the facility to host an earth observation satellite data direct receiving station (DRS) and offer university level courses in space engineering held in cooperation with Politecnico di Torino, one of the leading scientific research institutions in Europe.  We expect to finance the 4C GEOC with investors. We expect to own approximately 50% of the equity interests in the 4C GEOC.  We have begun our efforts to raise significant capital to proceed with the development of the 4C GEOC.  We expect the strategic alliance shared costs and partnering structure to facilitate commencement of the realization of the 4C GEOC towards the end of 2009 and into 2010. We expect the 4C GEOC to serve as a significant marketing and distribution platform for sales of our satellite images in the Middle East and North Africa (MENA) region.  Our strategic alliance interests in 4C GEOC will be held through our majority-owned subsidiary 4C Satimage Ltd.

During the period covered by this Report, the Company finalized the selection of the 4C GEOC location, secured the use of this location and obtained clearance with respect to technical requirements for installing the DRS antennas and related systems.  The Company has acquired the necessary license from the United Arab Emirates’ National Telecommunication Authority.  The Company has commenced the procedures to obtain the final environmental and construction licenses with local authorities in Abu Dhabi.  If the Company is able to raise sufficient funds, we expect to commence construction of our satellite-data direct receiving station in the fourth quarter of 2009.

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

4C Polito Space Technologies S.p.A

We expect to work closely with the Politechnico di Torino on all of our projects.  Our satellite plan focuses on the design, construction and operation of small synthetic aperture radar satellites dedicated for Earth observation and surveillance in cooperation with the Politechnico di Torino and other scientific research institutes. The Politechnico di Torino has established 4C Polito Space S.p.A., an Italian private stock company (“4C Polito Space”) in a joint venture with 4C Satellites.  We are working in cooperation with Politechnico di Torino and 4C Polito Space through Dr. Riccardo Maggiora, our Chief Technology Officer and a director on our Board, who also serves as an officer and director of 4C Polito Space and as an Associate Professor at Politechnico di Torino.

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

Initially, anticipated sales of synthetic aperture radar satellites are expected to be a key source of our revenue.  We expect it will take a 24 to 30 month production cycle to develop, manufacture and launch each synthetic aperture radar satellite. We plan to sell each satellite at commercially competitive prices.  Out prices will take into account cost associated with mission control and variations due to custom attributes. We anticipate that the purchase price to be paid by each customer will be paid incrementally in advance installments.

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

2. Integrated Systems Security and Surveillance Solutions

The Company has previously announced, together with a partner, the formation of a strategic alliance whose mission will be to provide infrastructure projects with a comprehensive systems approach for integrated solutions delivery.  This approach will range from traditional projects (commercial buildings) to large infrastructure projects (new cities, ports, airports, highways, and similar broad scale projects).  We are finalizing the formation of this alliance, where we expect to own approximately 50% of the equity interests.

The Company has commenced its sales efforts for Integrated Surveillance Solutions, including integrated border control and pipeline surveillance solutions in the United Arab Emirates, Egypt, and Chad.

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

3. ID Systems and Solutions

4C ID Systems Ltd.

The Company has created 4C ID Systems Limited, a joint venture with Denmead International – a company which specializes in providing identification systems and has an established track record in Africa.  4C ID Systems Limited plans to provide turnkey ID systems and solutions such as passports, national ID cards, driving license. 4C ID Systems Limited has commenced its commercial activities in Africa and Commonwealth of Independent States (CIS) regions. The Company’s team possesses substantial expertise in providing the ID systems to governments on a global basis. The Company is currently in advanced negotiations with several governments in Africa and Asia to provide national ID and driver licenses as well as passport systems. The 4C ID Systems Limited business model is to build, operate and manage the various systems to provide the Company with stable recurring revenue flows.

Specialized & Proprietary Security Products Segment

Our strategy includes developing and offering specialized and proprietary security technologies in the following fields:

•	Ground High Performance Radars for Intrusion Detection;
•	Electromagnetic Security Systems;
•	Real Time Positioning System;
•	Radio Frequency Identification; and
•	Real Time Locating Systems.

We have previously entered into a License Agreement with Dr. Maggiora, our Chief Technology Officer and member of our Board of Directors, under which we have acquired exclusive rights to proprietary high technology intellectual properties invented and/or developed by Dr. Maggiora, that we expect to further develop and offer to our customers.  These proprietary solutions include Electromagnetic Security (EMSEC) systems, Real Time Positioning System (RTPS), RADAR and GUIDAR Systems and Real Time Locating Systems (RTLS). As of the date of this Report, we have not made any improvement s or developments in respect of these technologies that have resulted in patent s or commercial applications.

RESULTS OF OPERATIONS

Revenues

During the quarter ended June 30, 2009, the Company had no revenues from operations.  The Company has had no revenues to date.

Expenses

Our total expenses for the quarter ended June 30, 2009 were $1,963,351, which consisted primarily of general and administrative expenses of $922,096, professional fees of $347,845, marketing and public relations expenses of $333,489, a loss of equity in an unconsolidated subsidiary of $306,019, interest in the amount of $47,902 and director fees of $6,000.  Expenses in each of these categories except director fees have increased over the amounts for the three months ended June 30, 2008, in which total expenses were $505,335.  Since the inception of the Company, we have incurred aggregate total expenses of $9,682,815.  Total expenses for the third fiscal quarter of 2009 are expected to be comparable to those for the quarter ended June 30, 2009.  During the fourth quarter of 2009, expenses are anticipated to increase as the Company’s planned operations are expected to ramp up during that period.

Liquidity and Capital Resources

During the three months ended June 30, 2009 and through the date of this Report, our primary source of capital has been short term cash advances from Rudana Investment Group AG, the majority shareholder of our Company.  Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and increase significantly in the foreseeable future as we will have new costs associated with the developments of our joint ventures, strategic alliances and production facilities.

Our total current assets at June 30, 2009 were $301,414, consisting of $1,399 in cash and $300,015 in prepaid expenses and other current assets.  As of June 30, 2009, our total assets (consisting of cash, prepaid expenses, property and equipment, and investment in 4C Security Solutions) were $4,748,958 and our total liabilities were $4,488,036.

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

Recent Events

The Company has recently decided to scale down some activities and concentrate the Company’s efforts on certain projects which we expect to have accelerated rates of return on investment – sales of Satellite Images through strategic alliances, business development of integrated security systems and solutions for residential projects (through our 4C Systems Engineering Limited majority owned subsidiary) and ID systems and solutions (through our 4C ID Systems Limited majority owned subsidiary). We have also decided to take a hiatus from the development of the Specialized & Proprietary Security Products until the achievement of key milestones in the Satellite Imagery and Integrated Security Systems & Solutions.

In order to complete our prospective agreement with Thales Alenia Space Italia S.p.A. (TASI) for building our first two SAR satellites, we have started finalizing the project financing and bankable feasibility study together with selected investors and financial consultants in a joint endeavor to obtain adequate equity funds for the project.

Employees

Effective as of May 29, 2009, Mr. Mathias Kaiser resigned as the Chief Financial Officer of the Company.  Mr. Kaiser informed the Company that he resigned for personal reasons and that he has no disagreements with the Company or its management.  Mr. Kaiser agreed to provide consulting services to the Company to facilitate proper transition of the Company’s books and records to the subsequent Chief Financial Officer.

The Company has not yet appointed a successor Chief Financial Officer.  The Company’s Chief Financial Officer functions shall be performed on an interim basis by Mr. Anastasios Angeloglou.  Mr. Angeloglou will not receive additional compensation in connection with such supplemental services.

Mr. Angeloglou is serving as Group CEO of 4C Controls and all of its operating units, subsidiaries and joint ventures.  Mr. Angeloglou is serving as the Chief Executive Officer of 4C Security Solutions Limited, an Australian company which has a strategic alliance with 4C Controls.

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

Subsequent Events

Resignation of Dr. Augustine Fou as Director

Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of the Company. Dr. Fou has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. Subsequent to the period covered by this Report, the Company has initiated steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting. Subsequent to the period covered by this Report, the Company has commenced such changes in its internal control over financial reporting. Such changes include the retention of a full-time employee to handle the Company’s bookkeeping and accounting functions.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 1A.  RISK FACTORS

Not Applicable.

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

4C CONTROLS INC.

By:	/s/ Anastasios Angeloglou
	Name:	Anastasios Angeloglou
	Title:	Chief Executive Officer and
Acting Principal Financial
Officer and Acting Principal
Accounting Officer

Dated: August 20, 2009