Form 10-Q
period 2009-09-30
4C Controls Inc
filed 2009-11-23
CIK 1318820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:   000-52074t

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 20, 2009, the Issuer had 44,179,540 shares of its Common Stock outstanding.

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

PART I                 FINANCIAL INFORMATION

4C Controls Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$535	$104,708
Prepaid expenses and other current assets	38,527	43,097
Total Current Assets	39,062	147,805

Property & Equipment	4,191,120	14,343

Investment in and Advances to 4C Security Solutions, Ltd.	3,393,822	3,806,601

Total Assets	$7,624,004	$3,968,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accrued liabilities	$5,177,591	$1,579,845
Loan payable - officer	29,964	-
Interest payable - related party	143,855	23,305
Loan payable - related party	2,584,564	1,539,175

Total Current Liabilities and Total Liabilities	7,935,974	3,142,325

Stockholders' Equity (Deficiency):
Common Stock, par value $.00001 per share
100,000,000 shares authorized,
44,179,540 shares issued and outstanding at September 30, 2009
and December 31, 2008	451	441
Additional paid in capital	15,367,851	13,428,602
Donated Capital	24,000	24,000
Treasury Stock, 470,450 shares at cost	(940,895)	(940,895)
Deficit accumulated during development stage	(11,374,064)	(5,867,715)
Deferred Compensation	(5,358,329)	(5,818,009)

Total 4c Controls Stockholders' Equity (Deficiency)	(2,280,986)	826,424

Non Controlling Interest in Subsidiaries	1,969,016	-

Total Equity	(311,970)	826,424

Total Liabilities and Stockholders' Equity (Deficiency)	$7,624,004	$3,968,749

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company) (Unaudited) Consolidated Statements of Operations

					Accumulated from
	For the Three Months Ended		For the Nine Months Ended		December 28, 2004
	September 30		September 30		(Date of Inception)
	2009	2008	2009	2008	to September 30, 2009

Revenue
Interest Income	$-	3,210	$-	3,210	$3,219

Expenses
Director fees and expenses	2,000	296,815	120,439	314,882	441,322
Donated Services		-		-	24,000
General & Administrative	1,011,126	1,226,595	3,532,859	1,377,613	6,014,655
Interest - related party	43,245	26,101	120,550	30,664	173,171
Marketing and public relations	5,234	451,599	221,318	545,425	736,748
Professional fees	291,935	925,834	1,110,589	1,339,816	3,550,619
Loss from unconsolidated entity	30,822	13,692	412,779	13,692	448,952

Total expenses	1,384,362	2,940,636	5,518,534	3,622,092	11,389,467

Net Loss	$(1,384,362)	$(2,937,426)	$(5,518,534)	$(3,618,882)	$(11,386,248)

Net Loss attributable to noncontrolling interest	$441	$(0)	$12,184	$(0)	$12,184

Net Loss attributable to 4C Controls	$(1,383,921)	$(2,937,426)	$(5,506,350)	$(3,618,882)	$(11,374,064)

Net Loss Per Share	(0)	(0)	(0)	(0)

Weighted Average Shares Outstanding	45,179,540	42,805,360	44,978,075	42,367,978

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Consolidated Statement of Stockholders' Equity
For the Period from December 28, 2004 (Date of Inception) to September 30, 2009

								Deficit Accumulated During the
	Common Stock		Additional	Treasury Stock		Donated	Deferred	Development
	Shares	Par	Paid-in Capital	Shares	Value	Capital	Compensation	Stage	Total
		Value

Common stock issued for cash at
$0.00001 per share	35,000,000	$350	$(300)		$-	$-	$-	$-	$50
Net loss for the period	-	-	-			-		(6,520)	(6,520)
Balance - December 31, 2004	35,000,000	$350	$(300)		$-	$-	$-	$(6,520)	$(6,470)
Common stock issued for cash at
$0.10 per share	7,053,550	70	100,695						100,765
Shares issuance costs			(1,548)						(1,548)
Donated services						12,000			12,000
Net loss for the year								(48,442)	(48,442)
Balance - December 31, 2005	42,053,550	$420	$98,847		$-	$12,000	$-	$(54,962)	$56,305
Donated services						12,000			12,000
Net loss for the year								(42,707)	(42,707)
Balance - December 31, 2006	42,053,550	$420	$98,847		$-	$24,000	$-	$(97,669)	$25,598
Net loss for the year								(93,677)	(93,677)
Balance - December 31, 2007	42,053,550	$420	$98,847		$-	$24,000	$-	$(191,346)	$(68,079)
Issuance of Common Stock	1,596,440	16	4,806,810						4,806,826
Non cash compensation			100,791						100,791
Shareholder profits from sale of securities			1,522,164						1,522,164
Stock grant	1,000,000	10	6,899,990				(6,900,000)		-
Amortization of deferred compensation							1,081,991		1,081,991
Treasury stock acquired	(470,450)	(5)		470,450	(940,895)				(940,900)
Net loss for the year								(5,676,369)	(5,676,369)
Balance - December 31, 2008	44,179,540	$441	$13,428,602	$470,450	$(940,895)	$24,000	$(5,818,009)	$(5,867,715)	$826,424
Stock grant	1,000,000	10	1,799,990				(1,800,000)
Amortization of deferred compensation							84,677		84,677
Non cash compensation			59,596						59,596
Amortization of deferred compensation							575,001		575,001
Non Controlling Interest in Subsidiaries									1,981,200
Net loss for the period								(1,944,804)	(1,944,804)
Balance - March 31, 2009	45,179,540	451	15,288,188	470,450	(940,895)	24,000	(6,958,331)	(7,812,519)	1,582,094
Non cash compensation			55,581						55,581
Amortization of deferred compensation							800,001		800,001
Non Controlling Interest in Subsidiaries									(441)
Net loss for the period								(2,177,624)	(2,177,624)
Balance - June 30, 2009	45,179,540	451	15,343,769	470,450	(940,895)	24,000	(6,158,330)	(9,990,143)	259,611
Non cash compensation			24,082						24,082
Amortization of deferred compensation							800,001		800,001
Non Controlling Interest in Subsidiaries									(11,743)
Net loss for the period								(1,383,921)	(1,383,921)
Balance - September 30, 2009	45,179,540	451	15,367,851	470,450	(940,895)	24,000	(5,358,329)	(11,374,064)	(311,970)

See Notes to Financial Statements

4C Controls Inc.
(A Development Stage Company)
(Unaudited) Consolidated Statement of Cash Flows

			Accumulated from
	For the Nine Months Ended		December 28, 2004
	September 30		(Date of Inception)
	2009	2008	to September 30, 2009

Operating Activities
Net loss	$(5,506,350)	$(3,618,882)	$(11,374,064)
Adjustments to reconcile net loss to net cash
used in operating activities:		506,990
Amortization of deferred compensation	2,259,680	-	(5,358,329)
Interest payable	120,550	10,546	143,855
Depreciation	-	229
Issuance of stock options	139,259	40,285	240,050
Donated Services		-	24,000
Impairment		-	5,000
Loss from unconsolidated entity	412,779	13,692	(12,184)
Non controlling interest in subsidiary losses	(12,184)
Change in operating assets and liabilities	-	-	-
Accrued expenses	3,597,745	1,105,949	5,177,590
Prepaid expenses and other current assets	4,572	(54,076)	(300,015)

Net Cash Used in Operating Activities	(1,016,051)	(1,995,267)	(11,454,097)

Investing Activities
Investments in 4C Security Solutions, Ltd.	-	(3,690,808)	(3,241,856)
Advances to 4C Security Solutions, Ltd.	-	-	(151,966)
Acquisition of Property and Equipment	(4,176,777)	(15,300)	(3,929,631)
Website development costs		-	(5,000)
Net Cash Used in Investing Activities	(4,176,777)	(3,706,108)	(7,328,453)

Financing Activities
Proceeds of Loan from related party	1,045,389	1,398,535	2,584,564
Loan from Officer	29,964		29,964
Net proceeds from issuance of common shares	-	4,806,821	14,187,357
Proceeds from non-controlling shareholder	1,981,200	-	1,981,200

Net Cash Provided by (used in) Financing Activities	3,056,553	6,205,356	18,783,085

Increase (Decrease) in Cash	(104,173)	503,981	535
Cash- Beginning of Period	104,708	6,313	-

Cash - End of Period	$535	$510,294	$535

See Notes to Financial Statements

Supplemental disclosure of cash flow information
Common Stock issued for deferred compensation	1,800,000	-	6,900,000
Profits from shareholder sales of stock capitalized to loan receivable	-	-	1,522,164
Treasury stock acquired through offset of loan to related party	-	-	940,895

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three months period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Income taxes

The Company accounts for income taxes in accordance with authoritative guidance issued by the Fianacial Accounting Standards Board, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, the recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Long-lived assets

In accordance with the authoritative guidance issued by the Fianacial Accounting Standards Board, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The fair values of cash, prepaid expense, accrued liabilities and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with authoritative guidance issued by the Fianacial Accounting Standards Board, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computed Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock based compensation

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, which is measured as of the date required by authoritative guidance. The non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).  The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value.  Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Recent accounting pronouncements

In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”).

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments – Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

 NOTE 4 - GOING CONCERN

The Company is in the development stage during which management has devoted most of its activities to the development of a business plan for the Company.  As of September 30, 2009, the Company has an accumulated deficit of $11,374,064, has a working capital deficiency of $281,149 and has not generated any revenue since its inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 - INVESTMENT IN 4C SECURITY SOLUTIONS LTD.

As of September 30, 2009, the Company had made a cumulative investment of $3,690,808 (AUD $4,000,000) into 4C Security Solutions Limited (“FCS”), an Australian company, formerly known as BQT Solutions Limited, in consideration for 12,800,000 ordinary shares of FCS representing approximately 19.8% of the issued and outstanding shares of FCS.  The Company was also granted 9,500,000 options with a strike price of AUD $0.10 and an expiration date of December 31, 2013.  FCS is an Australian public company specializing in access control systems, biometric and smart card readers, CCTV, cameras and customized developments for selected clients. FCS’s strategy is to diversify and expand its activities in the security and surveillance technology sector. FCS intends to focus on commercializing its SMAX access control system and support sales of existing company technologies of biometrics, smart card readers, CCTV cameras and customized solutions for selected key clients. The SMAX Access Control Management System is a sophisticated, intelligent and cost effective security application that provides movement and access controls within a facility. In addition, the Company advanced $151,966 to a subsidiary 4C Security Solutions, which amount is included in investments and advances to 4C Security Solutions on the accompanying Balance Sheets.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, Rudana the Company’s majority shareholder and companies controlled by Rudana has advanced several loans to the Company with a cumulative balance of $2,584,564. In addition, the Company has received a loan from Officer in the amount of $29,000. The funds were used by the Company for general corporate purposes and for financing its strategic alliance investment obligations in FCS.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand. Interest expense related to these loans aggregated $120,550 and $43,245 the nine and three months ended September 30, 2009, in comparison to $30,664 and $26,101 the nine and three months ended September 30, 2008.

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

NOTE 9 – INCOME TAXES

The Company has available approximately $11,400,000 of net operating loss carryforwards available to offset future taxable income, if any.  These carryforwards expire in the year 2024.

The Company has a deferred tax asset of approximately $4,000,000 relating to available net operating loss carryforwards for which a full valuation allowance has been provided.  Utilization of the net operating loss carry forwards may be limited due to the change in control referred to in Note 2. The Company has provided a full valuation allowance of the deferred tax asset since it is more likely than not that the net operating losses will not be utilized.

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

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events after the date of the financial statements, September 30, 2009 through November 20, 2009, the date that these financial statements were available to be issued.

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

Current Company Status

At the present time, the Company has no revenues, and has had no revenues since inception.  The Company has insufficient capital to continue its current limited operations, and without additional investment or loans, we can not continue the development of our Company.  Without additional investment or loans, the Company will not be able to take the necessary actions to commence commercial activity.

RESULTS OF OPERATIONS

Revenues

During the quarter ended September 30, 2009, the Company had no revenues from operations.  The Company has not yet commenced commercial operations and has not yet generated any revenues.

Expenses

Our total expenses for the quarter ended September 30, 2009 were $1,384,362, which consisted primarily of general and administrative expenses of $1,011,126, professional fees of $291,935, marketing and public relations expenses of $5,234, a loss from an unconsolidated subsidiary of $30,822, interest in the amount of $43,242 and director fees and expenses of $2,000.  Expenses in each of these categories fees have decreased over the amounts for the three months ended September 30, 2008, in which total expenses were $2,940,636.  During the three month period ended September 30, 2008, our total expenses included general and administrative expenses of $1,226,595, professional fees of $925,834, marketing and public relations expenses of $451,599, a loss of equity in an unconsolidated subsidiary of $13,692, interest in the amount of $26,101 and director fees and expenses of $296,815.

During the nine months ended September 30, 2009, the Company had total expenses of $5,518,534, as compared to the nine months ended September 30, 2008, during which the Company had total expenses of $3,622,092.

Since the inception of the Company, we have incurred aggregate total expenses of $11,389,467.  Our expenditures incurred to date are related to the business set-up and on business development.  Our business set-up expenditures have included business model definition, market studies and analysis, business plans, design of ground station and satellite facilities.  Our business development expenditures have included formation of strategic alliances and distribution relationships, scouting business locations and establishing other business relationships.  These expenditures are included in the company’s general and administrative expenses in the amount of $6,014,655, professional fees in the amount of $3,550,619 and marketing and public/investor relations expenses in the amount of $736,748.  During the fourth quarter of 2009, expenses are anticipated to decrease following restructuring of the Company associated significant operations expenditure reductions implemented by the company’s management, with primary focus on reduction of general and administrative expenses.

Liquidity and Capital Resources

During the three months ended September 30, 2009 and through the date of this Report, our primary source of capital has been short term cash advances from Rudana Investment Group AG, the majority shareholder of our Company.  Our operations to date have consumed substantial amounts of cash.  Our negative cash flows from operations during the foreseeable future are expected to be held at substantially the same levels as of the period covered by this Report and possibly reduced further in the two financial quarters subsequent to the period covered by this Report pursuant to significant further reduction of operations expenditures planned by management.

As of the date of this Report we have not been able to commence revenue-generating commercial activity.

As of the date of the filing of this Report, the Company has only nominal cash on hand.  While Rudana has previously supported the Company’s overhead and expenses, the Company has no assurance that such support will continue.  Rudana has advised the Company that it will make additional loans to support the Company if its financial circumstances permit it to.

The Company and its affiliates are currently seeking bridge financing.  If the Company is unable to raise or borrow additional funds in the immediate future to cover basic overhead and operating expenses, we may be required to cease all operations.

Our total current assets at September 30, 2009 were $39,061, consisting of $535 in cash and $38,526 in prepaid expenses and other current assets.  As of September 30, 2009, our total assets (consisting of cash, prepaid expenses, property and equipment, and investment in 4C Security Solutions) were $8,377,710 and our total liabilities were $8,658,859.  Both of these figures have increased over the past nine months; as of December 31, 2008, our total assets were $3,968,749 and our total liabilities were $3,142,325.

During the three months ended September 30, 2009, the Company had net losses of $1,384,362, as compared to the three months ended September 30, 2008, during which the Company had net losses of $2,937,426. During the nine months ended September 30, 2009, the Company had net losses of $5,518,534, as compared to the nine months ended September 30, 2008, during which the Company had net losses of $3,618,882.  From inception through September 30, 2009, the Company had net losses of $11,386,248.

We will need to raise additional capital to implement our business plan and continue operations. We are continuing to seek sources of financing through private placements of securities and loans in order for us to fully deploy our business plan.  We have also commenced a capital sourcing plan to accept investments of strategic equity partners directly into our operating subsidiaries.  We expect such operating level investments to provide us with necessary means to commence our business plans as well as beneficially leverage the regional marketing and sales strengths of our strategic alliance partners.  We will endeavor to maintain majority ownership of our operating subsidiaries; however, due to certain legal regional requirements, we may in some circumstances be obliged to be a minority partner in certain operating subsidiaries.  Our capital resources as of the date of this Report are dependent on shareholder loans, third party investments by strategic alliance partners and other strategic investors investing directly into our operating subsidiaries.  Although we expect some of the operating subsidiaries to generate sufficient cash for internal working capital purposes, we will be dependent on shareholder loans and third party investment capital at the subsidiary level in order to implement and sustain our overall Company business plans during the foreseeable future.  We believe the overall benefits expected to be derived from accepting investments directly into our operating subsidiaries and benefitting from the strengths of our strategic equity partners will overcome the effects of diluting our prospective revenues in our operating subsidiaries.

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

Employees

Mr. Angeloglou is serving as Group CEO of 4C Controls and all of its operating units, subsidiaries and joint ventures.  Mr. Angeloglou is serving as the Chief Executive Officer of 4C Security Solutions Limited, an Australian company which has a strategic alliance with 4C Controls.  The Company’s Chief Financial Officer functions are currently being performed on an interim basis by Mr. Angeloglou.  Mr. Angeloglou does not receive additional compensation in connection with such supplemental services.

As of the date of this Report all of our employees serve on a part time basis.  Our Chief Executive Officer devotes approximately 80% of his time to our Company and 20% of his time to our strategic alliance partner 4C Security Solutions Ltd.   Our Chief Technology Officer, Dr. Riccardo Maggiora, devotes approximately 70% of his time to our Company and allocates the balance of his professional time as an Associate Professor at Politecnico di Torino and as CEO of 4C Polito Space.  Our other employees serve the Company on a part time basis devoting between 25%-50% of their professional time to our Company.  We have no collective bargaining agreements with our employees.

Subsequent to the period covered by this Report, Mr. Angeloglou, our Chief Executive Officer and Acting Chief Financial Officer, has determined that he will accept a reduction in his monthly salary to $25,000 U.S. Dollars per month until such time as the Company’s finances improve.  Simultaneously, he has agreed that his monthly salary contributions from 4C Security Solutions Ltd. will be cancelled until such time as that company becomes profitable and its finances permit the re-instatement of his remuneration.

Resignation of Dr. Augustine Fou as Director

Effective as of August 4, 2009, Dr. Augustine Fou resigned as a member of the Board of Directors of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, also serving in the role on an interim basis as Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness in our internal control over disclosure controls and procedures.  The Company’s management also identified material weakness in controls and procedures over financial reporting (as defined in Public Company Accounting Oversight Board Standard No. 2).

The two material weaknesses identified by Management both consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company and lack of a full time Chief Financial Officer of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer, also serving in the role on an interim basis as Chief Financial Officer, concluded that, as of that date, the Company’s controls and procedures with respect to disclosures and financial reporting were not effective for the purposes described above.  The Company has initiated steps to remediate such procedures as soon as reasonably possible, however, without additional qualified staff the material weaknesses in controls and procedures with respect to disclosures and financial reporting, the Company has not yet been able to remediate such weaknesses.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, other than the material weaknesses discussed above.

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

ITEM 5:     OTHER INFORMATION

Clarification

The Company clarifies that contrary to certain published media reports, the Company is not planning to commence work in December 2009 on its satellite processing center in Abu Dhabi.  The construction of this center has been delayed pending the completion of necessary fund raising.

Resignation of Vice President for Middle East Space Military and Defense

Major General Khalid Abdulla Mabarak Al Buainain resigned as the Company’s Vice President for Middle East Space Military and Defense.

Resignation of Corporate Secretary

Ms. Barbara Salz resigned as the Company’s Corporate Secretary.

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

Dated: November 23, 2009